Form 10-K
period 1997-12-31
MADE2MANAGE SYSTEMS INC
filed 1998-03-19
CIK 1038271

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.    20549

FORM  10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURTIES EXCHANGE
ACT  OF  1934

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1997

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR  THE  TRANSITION  PERIOD  FROM  ___  TO  ___

Commission  file  number:  333-38177

MADE2MANAGE  SYSTEMS,  INC.
(Exact  name  of  registrant  as  specified  in  its  charter)




INDIANA. . . . . . . . . . . . . . . . . . . . . . . . . . . .              35-1665080
(State or other jurisdiction   (I.R.S. Employer. . . . . . . .        (I.R.S. Employer
of incorporation of organization). . . . . . . . . . . . . . .  Identification Number)
9002 Purdue Road, Indianapolis, IN
Indianapolis, IN . . . . . . . . . . . . . . . . . . . . . . .                   46268
(Address of principal executive offices) . . . . . . . . . . .              (Zip code)

(317) 875-9750
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
  None
Securities registered pursuant to Section (12)(g) of the Act:
  Common Stock; no par value
(Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirement for the past 90 days.
Yes    ________  No  _____X_____

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of the Form 10-K. ___
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 2, 1998, as reported on The Nasdaq Stock MarketSM was $24,667,450. Common Stock held by executive officers, directors and persons who are known to own 5% or more of the outstanding Common Stock have been excluded from the computation as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
As of March 2, 1998, the registrant had 4,249,553 shares of Common Stock, no par value, outstanding.
DOCUMENTS  INCORPORATED  BY  REFERENCE
Portions  of  the  Registrant's Proxy Statement for its 1998 Annual Meeting of
Stockholders  are  incorporated  by  reference  in  Part  III  hereof.


                                      22
PART  1
ITEM  1.  BUSINESS.
GENERAL
Made2Manage Systems, Inc. (the "Company") develops, markets and supports fully
integrated,  Microsoft(R)    Windows-based  business  application  software  for
manufacturers.    The  Company's  principal  product,  Made2Manage for Windows
("Made2Manage") is an Enterprise Resource Planning ("ERP") software application designed to meet the unique needs of small and midsize discrete manufacturers engaged in engineer-to-order, make-to-order, make-to-stock and
mixed  mode  operations.    Made2Manage  is  a comprehensive application suite
designed to be the only business software these manufacturers need to effectively manage their entire organizations, and includes customer order management, manufacturing resource planning and scheduling, materials management, decision support and data warehousing, and finance and accounting. The Company's applications are in use at more than 700 manufacturers in North America, primarily in the United States.

THE  PRODUCT
Made2Manage is an enterprise-wide, open architecture, standards-based, client/server software solution designed for use on PCs running Windows NT Workstation or Windows 95 over LANs that utilize Windows NT or Novell Netware servers. It is a native 32-bit application with an object-oriented structure developed using Microsoft's Visual Studio. The object-oriented architecture shortens development cycles, reduces costs of product enhancements and provides a more efficient environment for customer support.

Made2Manage is designed to be the only business software required to manage and operate a small or midsize manufacturing business. Made2Manage is designed to enable users to do their jobs more effectively on a consistent basis. It provides a set of modules specific to the demands of its target market in the areas of sales, production, financial management and executive information systems which are all integrated through system wide capabilities and Internet applications linking a manufacturers' employees, customers and vendors. Further, the Company's user interface and architecture are consistent with Microsoft standards, which facilitates its implementation and use. The product features of the current version 2.0 are organized into five basic categories as shown in the following table:




I.  Executive
Information
System
Sales Performance  Reports and Graphs  Production Performance  System     Financial
                                                               Overviews  Performance







II.  Sales Management. . . . . .  III.  Production Management     IV.  Financial Management
Quotations . . . . . . . . . . .  Job Order Entry and Release     Accounts Receivable
Sales Order Processing . . . . .  Labor Entry                     Accounts Payable
Features and Options . . . . . .  Purchasing and Inventory        General Ledger
Rules-Based Product Configurator  Material Requirements Planning  Cash Flow Projections
Customer Service . . . . . . . .  Shipping and Receiving          Order Costing
Sales Reports and Graphs . . . .  Lot Control                     Payroll and Human Resources
Sales Overview . . . . . . . . .  Bar Code Data                   Financial Reports and Graphs
                                  Collection                      Financial Overview
                                  Job Splitting
                                  Cycle Counting and Physical
                                  Inventory
                                  Bill of Materials and Routings
                                  Production Scheduling
                                  Quality Control
                                  Production Reports and Graphs
                                  Production Overview







V.  System-Wide Capabilities
Notifier . . . . . . . . . .  SmartLink             User Permissions and Preferences
Locator. . . . . . . . . . .  User-Defined Reports  Internet Applications
Navigator



Executive  Information  System
The Executive Information System provides management with a tool to promote high level planning. Executives are able to obtain an overview of their entire business, with automatic data retrieval from sales, production and finance. Performance and exception results are generated in report or graphical format, and can be easily customized or exported to spreadsheets, word processors and other business tools.

Sales  Management
Sales Management provides the ability to track sales, quotes and order activity. Sales Order Processing manages the activities from the time the customer confirms the order, into production and through shipment, including acknowledging the order, receiving stock materials and handling multiple releases and partial shipments. The Rules-Based Product Configurator allows the sales person to guide customers through specific product choices to precisely meet their product needs while assuring that quotes meet profitability and manufacturability guidelines.

Production  Management
Production Management facilitates the planning, execution and monitoring of the manufacturing process. Job orders are created to drive material and production requirements and to track jobs through the production process. Job orders identify the part number, the bill of material, the routing, the status and the job packet (i.e., the set of instructions, diagrams and photographs required to manufacture the part). Actual material and labor costs are tracked to jobs during the production process. Made2Manage's manufacturing planning functions include materials requirements planning for controlling inventory procurement and job creation, as well as infinite and finite production scheduling. Execution level support is provided through functions which include cycle counting functionality, physical inventory capabilities and on-hand availability. Lot Control enables companies to track raw materials, sub-assemblies and final assemblies to their origin.

Financial  Management
Financial Management is fully integrated with Sales Management and Production Management. Up-to-date records of income, expenses and financial commitments flow through the product's extensive library of financial reports. Standard features include Accounts Receivable, Accounts Payable, Cash Flow Forecasting and Job Order Costing. The General Ledger integrates the monetary flow from all aspects of Made2Manage. "Drill-down" features, available throughout the product, finely detail many areas, such as cost attributes of work in process, inventory and product shipped.

System-Wide  Capabilities
As a result of the Company's focus on the user, Made2Manage contains features which the Company believes are unique in the industry. Notifier monitors the manufacturer's system, detects the occurrence of specified events and automatically sends a message via e-mail, fax or pop-up message to customers, employees or vendors. Locator is used to find information with very little effort and a minimum of information. By knowing only a portion of a customer name, part number or customer purchase order number, a Made2Manage user can use Locator to find a quote, sales order status, job order status or purchase order. Navigator provides a visual representation of the entire Made2Manage system and the relationship of the system components. Navigator is designed to assist novice or infrequent users. The Company recently released its first Internet applications designed to enhance information flow, including a report agent, a customer service component and an application for improving communication with vendors.

SERVICE  AND  SUPPORT
The Company offers a full complement of services that allow its customers to maximize the benefits of Made2Manage, including implementation assistance using the Company's Keystone Implementation Methodology, customer support and education programs.

The  Keystone  Implementation  Methodology

The Company's Keystone Implementation Methodology consists of the following steps:

Planning: The Company assists the customer in assigning tasks to the customer's project team members and creating a Made2Manage implementation and education plan.

Education: The Company conducts classes either at its offices, regional training locations or the customer's facility to instruct the project team and key users in fundamentals of Made2Manage as well as to provide in-depth knowledge of individual features.

Conference Room Modeling: The Company assists the customer in building a pilot implementation allowing its customers to simulate live operation. The Company uses this technique to reinforce and validate decisions and processes adopted during the implementation.

Operational Development: The Company assists the customer in developing policies and procedures for a smooth conversion to Made2Manage, including the development of a final conversion plan.

User Training and Live Operation: The Company employs a "train-the-trainer" approach with the customer and provides direction for detailed training so users become more proficient with Made2Manage. The Company and the customer use feedback from these training sessions to make final adjustments to the implementation prior to live operation.

Follow-Up: After implementation, the Company reviews the status of the customer's system and recommends any adjustments and additional training.

Customer  Support
The Company provides ongoing product support services under its support agreements. Support agreements are typically sold to customers for a one year term at the time of the initial product license and may be renewed for additional annual periods. Telephone and electronic support and periodic software updates are included as part of the support agreement.

Education  Programs
The Company offers classroom education courses for each of the major user roles present in a small and midsize manufacturing business. These courses are offered at the Company's headquarters, in regional locations and on-site at the customer's facility. Each course includes hands-on exercises using the software in the context of the user's typical workflow.

PRODUCT  DEVELOPMENT
The Company seeks to enhance its competitive position by incorporating additional functionality in Made2Manage to meet the evolving needs of manufacturers in its target market. Product enhancement ideas originate from existing customers, prospective customers and industry trend analysis. Input is collected through surveys, interviews, user groups and customer service and support activities. The Company analyzes this input and identifies changes for future product releases. The Company's product development personnel have experience in software development, quality assurance and documentation and are familiar with the specific manufacturing or financial area to be addressed by the change.

The Company's development methodology incorporates comprehensive quality assurance procedures. A substantial component of its development budget is allocated to quality assurance. Its testing processes include component level tests, unit tests, posting tests, validation tests, regression tests, installation tests, CD tests and production tests. Risk assessment documents are prepared and maintained throughout the development process to identify potential roadblocks to a timely and quality release early enough to allow corrective action. Criterion-based (as opposed to date-based) release guidelines insure consistent release quality.

The Company's product development expenditures were $2.3 million, $1.7 million and 1.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has expensed all the development costs associated with the development of the Windows version of Made2Manage.

As a result of the complexities inherent in software design and development, there can be no assurance that the Company will be able to complete features and products currently under development in a timely manner or to develop features and products that find market acceptance in the future.

SALES  AND  MARKETING
The Company markets its products and services in markets throughout the United States and Canada. The Company has direct sales representatives, supported by regional managers and manufacturing applications consultants, and a network of Value Added Resellers ("VARS"). The Company has implemented procedures to reduce conflict between its direct and indirect sales channels and between individual VARs.

MARKETS  AND  CUSTOMERS
The Company's target market consists primarily of small and midsize discrete manufacturers with annual revenues of between $5 million and $50 million that are engaged in engineer-to-order, make-to-order, make-to-stock or mixed mode production. Discrete manufacturers fabricate and assemble parts into a finished product as distinguished from process manufacturers, which combine raw materials to create finished products. Engineer-to-order manufacturing is a subset of make-to-order where the product is expressly designed and manufactured to meet a customer's unique requirements, often as a "one-time" item. Make-to-order manufacturing involves fabricating and assembling products that are either standardized or that meet a customer's unique specifications. Make-to-stock refers to manufacturing in which standard products are fabricated, assembled and placed in finished goods inventory based on projected customer demand. Mixed mode manufacturing involves a combination of some or all of these production techniques.

Based on data provided by Dun & Bradstreet Corporation, the Company believes there are approximately 26,000 manufacturing operations in the United States that meet the Company's target market parameters.

COMPETITION
The business management applications software market is fragmented, intensely competitive and rapidly changing. The Company faces competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management systems vendors. The Company's competitors include a large number of independent software and systems vendors. In addition, several software companies that have traditionally marketed ERP systems to larger manufacturers have announced initiatives to market ERP systems to midsize manufacturers. Many of the Company's existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger base of customers than the Company.

The technologies utilized by the Company to develop Made2Manage are generally available and widely known, including technology developed by Microsoft. As a result, competition is likely to increase substantially. Made2Manage competes with other products, principally on the basis that it is specifically designed for small and midsize manufacturers, is relatively easy to implement and use and is supported by a well-developed system of service and support. In addition, the Company believes that advanced features for messaging and Internet access largely differentiate Made2Manage from its peers. The Company believes that Made2Manage competes favorably with the products offered by its competitors, but there can be no assurance that it will continue to compete favorably against such products or that it will be able to compete successfully against potential competitors.

INTELLECTUAL  PROPERTY
The Company regards its software products as proprietary in that title to and ownership of the software it develops resides exclusively with the Company. The Company relies largely upon its license agreements with customers, dealer agreements with suppliers, its own software protection schemes, confidentiality procedures and employee agreements to maintain the trade secret aspects of its products. The Company seeks to protect its programs, documentation and other written materials under copyright law.

The Company has a U.S. patent application pending for software related to the Material Requirements Planning feature included in Made2Manage. The Company has no other patents or patent applications.

The Company believes that it has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims in the future.

EMPLOYEES
As of December 31, 1997, the Company employed 149 people, consisting of 46 in sales and marketing, 39 in product development, 45 in services and 19 in administration. Each employee signs a confidentiality and nondisclosure agreement upon joining the Company. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
The executive officers and directors of the Company and their ages as of December 31, 1997, are as follows:




Name . . . . . . . .  Age  Position with Company
David B. Wortman . .   46  President, Chief Executive Officer and Director
Christopher D. Clapp   38  Vice President, Marketing
Oliver C. Fowler . .   45  Vice President, Sales
Stephen R. Head. . .   44  Vice President, Finance and Administration, Chief Financial
                           Officer, Secretary and Treasurer
Gary W. Rush . . . .   40  Vice President, Development
Joseph S. Swern. . .   44  Vice President, Service and Support



DAVID B. WORTMAN joined the Company in September 1993 as Senior Vice President and has served as President and Chief Executive Officer and a director since January 1994. Prior to joining the Company, Mr.Wortman held a succession of senior executive positions with and served as a director of Pritsker Corporation, a computer software company he co-founded in 1973. Mr. Wortman is a past President of the Institute of Industrial Engineers and a recipient of its Outstanding Young Industrial Engineer award. He is Immediate Past President and a Director of the Indiana Software Association. Mr. Wortman holds B.S. and M.S. degrees in industrial engineering from Purdue University.

CHRISTOPHER D. CLAPP joined the Company as Vice President, Marketing in April 1996. From November 1993 to February 1996, Mr. Clapp was employed by Centillion Data Systems, Inc., a company which develops and markets software and services for the telecommunications industry, last serving as Vice President and General Manager of that company's communications division. From January 1989 to November 1993, Mr. Clapp was employed at Pritsker Corporation, holding various positions, including Product Manager and Manager, Sales Operations. As Product Manager at Pritsker Corporation, Mr. Clapp designed and implemented the worldwide marketing strategy for that company's manufacturing planning and scheduling software system. Mr. Clapp holds a B.S. degree in industrial engineering from Purdue University.

OLIVER C. FOWLER joined the Company as Vice President, Sales in April 1995. Mr. Fowler has been involved in the sales of computer hardware and software products since 1975. From 1989 to 1995, Mr. Fowler held a succession of sales management positions, including Director of Strategic Accounts, with Symix Computer Systems, Inc., a computer software company specializing in the ERP systems market for discrete, midsize manufacturers. Mr. Fowler holds a B.A. from Marietta College in Management/ Economics and has a Certification in Production and Inventory Management from the American Production and Inventory Control Society.

STEPHEN R. HEAD joined the Company as Vice President, Finance and Administration and Chief Financial Officer in December 1996 and has served as Secretary and Treasurer since January 1997. From January 1994 through November 1996, Mr. Head served as Vice President, Finance and Chief Financial Officer of Software Artistry, Inc., a software company that became a public company in March 1995. From 1991 through December 1993, he served as a part-time Chief Financial Officer and Controller for Software Artistry, Inc. and rendered similar services to other small and growing companies, including four other software companies. He is a founding member and former Treasurer of the Indiana Software Association. Mr. Head is a Certified Public Accountant and holds B.S. and M.B.A. degrees from Indiana University.

GARY W. RUSH joined the Company as Vice President, Development in May 1994. Prior to joining the Company, Mr. Rush was President of Micro Data Base
Systems, Inc., a provider of relational and network database management software. During his 14 year tenure at Micro Data Base Systems, Mr. Rush held various other positions, including Chief Operating Officer, Vice President of Development, and Vice President of Consulting. Mr. Rush holds a B.S.E.E. and a M.S.M. with a focus on management information systems from Purdue University.

JOSEPH S. SWERN joined the Company in September 1995 as Vice President, Service and Support. Prior to joining the Company, Mr. Swern was Vice President of Professional Services at Symix Computer Systems, Inc. During his seven year tenure at Symix, Mr. Swern also served as Director of Consulting Services, Manager of Implementation Consulting and Senior Implementation Consultant. Preceding his employment with Symix Computer Systems, Inc., Mr. Swern spent ten years working in both discrete and process manufacturing, holding various management positions. Mr. Swern holds a B.S. degree in industrial management from Franklin University and a M.B.A. from Capital University. He has a Certification in Production and Inventory Management from the American Production and Inventory Control Society.

Officers are elected by the Board of Directors at each annual meeting and serve at the pleasure of the Board of Directors.

ITEM  2.  PROPERTIES.
The Company is headquartered in Indianapolis, Indiana, where it leases space housing administrative, sales and marketing, customer service and product development activities. In addition, the Company leases office space in two other locations in the United States. The Company believes that its facilities are adequate for the present, but anticipates expanding its facilities, as necessary, in the future.

ITEM  3.  LEGAL  PROCEEDINGS.
The  Company  is  not  a  party  to  any  material  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
A special meeting of stockholders of the Company was held on November 21, 1997 at the Company's corporate offices at which the stockholders approved the following four proposals.

Proposal  1   The stockholders approved the minutes from the Annual Meeting of
Stockholders  of  the  Company  held  on  May  8,  1997.




Votes For . .  1,851,072
Votes Against         --
Abstentions .         --


Proposal  2    The  stockholders  approved  the Company's Amended and Restated
Articles of Incorporation, in the form approved by the Company's Board of Directors and filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38177, which deleted certain provisions relating to the outstanding shares of Preferred Stock, which converted into shares of Common Stock prior to the consummation of the Company's initial public offering in December 1997.




Common Stock, voting as a separate voting group:
                                                                 Votes For        371,271
                                                                 Votes Against         --
                                                                 Abstentions           --
Convertible Preferred Stock, voting as a separate voting group:
                                                                 Votes For      1,479,801
                                                                 Votes Against         --
                                                                 Abstentions           --
Common and Convertible Preferred Stock, voting as a one voting group:
                                                                 Votes For      1,851,072
                                                                 Votes Against         --
                                                                 Abstentions           --



Proposal 3 The stockholders approved the Made2Manage Systems, Inc. Employee Stock Purchase Plan, in the form approved by the Company's Board and filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-38177 (the "Stock Purchase Plan"), and the reservation of 100,000 shares for issuance under the Stock Purchase Plan.




Votes For . .  1,851,072
Votes Against
Abstentions





Proposal 4 The stockholders approved amendments to the Made2Manage Systems, Inc. Stock Option Plan (the "Option Plan") to increase the number of shares reserved for issuance pursuant to the Option Plan by 200,000 shares to 1.8 million shares and to provide formula grants of options to directors of the Company.





Votes For . .  1,851,072
Votes Against         --
Abstentions .         --


PART  II

ITEM  5.  MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
MATTERS.
The Company's Common Stock began trading on The Nasdaq Stock Market under the symbol MTMS on December 19, 1997. Prior to that date, there was no public market for the Common Stock. As of March 2, 1998, the Company had 57 stockholders of record and approximately 1,100 beneficial holders of its Common Stock.

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

The high and low sales prices for the Common Stock as reported on The Nasdaq Stock Market from the date of the public offering on December 19, 1997 through December 31, 1997 were $8.00 and $7.50, respectively.

The Company anticipates that factors such as quarterly fluctuation in the results of operations and announcements of new products by the Company or by its competitors may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general has, and the share prices of technology companies in particular have, experienced extreme price fluctuations. These broad market and industry fluctuations may adversely affect the market price of the Company's Common Stock.

During the year ending December 31, 1997, the Company issued an aggregate of 33,437 shares of Common Stock to seven key employees, former employees and members of the Company's Board of Directors at various times upon the exercise of options granted pursuant to the Option Plan for $49,792. In addition, in connection with its initial public offering, on December 22, 1997 the Company issued 1,479,822 shares of Common Stock upon the conversion of all outstanding shares of convertible preferred stock and issued 14,063 shares of Class C preferred Stock in exchange for $56,252 in cash upon the exercise of outstanding warrants. During the year ended December 31, 1997, the Company issued options to purchase 293,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant with 25% of such options exercisable on the first anniversary of the date of grant and the remaining 75% of such options exercisable at the rate of 1/48 of the amount granted in each of the next 36 consecutive months. The issuances of these securities were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), but reason of Section 4(2) thereof and Rule 701 of the Securities and Exchange Commission.

The Company's Registration Statement on Form S-1, File No. 333-38177 registering 2,587,500 shares of the Company's authorized but unissued Common Stock under the Securities Act was declared effective by the Securities and Exchange Commission on December 19, 1997 and a public offering of those shares commenced thereafter. The managing underwriters for the offering were First Albany Corporation, Van Kasper & Company and RvR Securities Corp. The Company sold 2,310,937 shares of Common Stock in the offering with an aggregate offering price of $17,332,028 and certain stockholders of the Company (the "Selling Stockholders") sold 103,953 shares of Common Stock with an aggregate offering price of $779,647, including 89,890 shares of Common Stock sold upon the exercise of the underwriters' overallotment option. The aggregate offering price of all shares sold was $18,111,675. If all of the shares which were registered were sold, the aggregate offering price of all shares of Common Stock sold would have been $19,406,250.

The proceeds received by the Company from the offering were $15,469,000 after deducting expenses paid by the Company of $1,863,028, consisting of $1,213,242 for the underwriting discounts and commission and $649,786 for legal, accounting, printing and other filing related fees and costs. As of December 31, 1997, the Company had used approximately $1.0 million of the net proceeds from the offering to repay outstanding indebtedness and had invested the balance in short-term money market funds, U.S. Treasuries and variable rate revenue bonds backed by letters of credit from the Company's commercial bank.

ITEM  6.  SELECTED  FINANCIAL  DATA.




                                        Year       Year        Year       Year       Year
                                        Ended      Ended       Ended      Ended      Ended
                                        December   December    December   December   December
                                              31,        31,         31,        31,        31,
                                             1997       1996        1995       1994       1993
(In thousands, except per  share data)
STATEMENT OF OPERATIONS DATA:
Total revenues . . . . . . . . . . . .  $  16,167  $   9,379   $   5,935  $   4,452  $   3,938
Operating income . . . . . . . . . . .      1,014        700         447        546         24
Income tax provision (benefit) (1) . .        366     (1,028)          6          5         --
Net income (loss). . . . . . . . . . .        613      1,606         392        443        (90)
Per share:
  Basic:
    Net income (loss) per share. . . .       1.17       4.29        1.32       1.98       (.45)
    Share used . . . . . . . . . . . .        524        375         297        224        199
  Diluted:
     Net income (loss) per share . . .        .25        .73         .21        .26       (.06)
    Shares used. . . . . . . . . . . .      2,440      2,220       1,868      1,704      1,622
Cash dividends declared per share. . .         --         --          --         --         --







                                       At         At         At         At         At
                                       December   December   December   December   December
                                             31,        31,        31,        31,        31,
                                            1997       1996       1995       1994       1993
(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents (2) . . . .  $  16,805  $   1,139  $   1,033  $     893  $     158
Total assets. . . . . . . . . . . . .     25,560      6,666      3,576      2,270      1,496
Long-term obligations, less current
  portion . . . . . . . . . . . . . .         --        436        452        349        651
Total stockholders' equity (deficit).     18,304      2,116        509         80       (877)



 (1) The income tax benefit for 1996 results from the reversal of a valuation allowance that had been established to offset future tax benefits of net operating loss carryforwards. The valuation allowance was reversed during 1996 based on management's analysis which considered the Company's profitable operating results and future outlook because of the market acceptance of its Windows product. As a result of this analysis, management determined it was more likely than not that the deferred income taxes at December 31, 1996 would be realized. For subsequent periods the Company has provided for income taxes utilizing federal and state statutory income tax rates.
(2) On December 19, 1997, the Company completed its initial public offering of Common Stock. The Company received net proceeds of $15.5 million, of which $1.0 million was used to repay outstanding indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be deemed to include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the Company's strategic plans, (ii) the Company's future profitability, (iii) the Company's policies regarding capital expenditures, financing or other matters, (iv) industry trends affecting the Company's financial condition and results of operations, (v) the Company's sales or marketing plans and (vi) the Company's growth strategy. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. In light of the uncertainties inherent in any forward-looking statement the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company or the Company's management that the Company's plans and objectives will be achieved.

OVERVIEW
The Company develops, markets, licenses and supports Made2Manage, an open architecture, standards-based, client/server ERP software solution for small and midsize manufacturers engaged in engineer-to-order, make-to-order, make-to-stock and mixed mode operations. The Company has developed manufacturing software applications for this market since its inception in 1986. The Company's first generation of Made2Manage, designed for PC networks running the DOS operating system on Novell networks, was introduced in 1988, and the Company introduced a UNIX version of Made2Manage in 1990. The Company continues to support its existing DOS and UNIX customers, but ceased offering the DOS and UNIX versions to new customers in 1995 and 1994, respectively.

Beginning in mid-1994, the Company made a significant investment in the development of the Windows version of Made2Manage. The Company further increased its expenditures for developing its Windows product in 1995 and introduced this product late in that year. Development expenses continued to increase during 1996 and 1997 but have represented a smaller percentage of total revenues. As of December 31, 1995, the Company had fully amortized the capitalized development costs incurred in connection with the DOS and UNIX versions of Made2Manage, and the Company currently expenses software development costs as they are incurred. In 1995, 1996 and 1997, sales and marketing expenses increased in conjunction with the introduction of the Company's new Windows product. Substantially all license revenues after 1995 were derived from Made2Manage for Windows, including licenses sold to a significant number of licensees of prior versions of Made2Manage.

The Company's revenues are derived from software licenses, services and hardware. Software revenues are generated from licensing software to new customers, from the conversion of existing DOS or UNIX customers to the Windows version, from current customers increasing the number of licensed users and from licensing new modules. The Company recognizes revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Service revenues are generated from (i) annual fees paid by customers to receive the Company's customer support services and Made2Manage software upgrades and (ii) from implementation, education and consulting services. Support is typically purchased with the initial software license and is renewable annually. Support fees are recognized ratably over the term of the agreement. Service revenues from implementation, education and consulting services are generally included in the initial agreement. The Company recognizes revenue from these services as they are performed. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

Software revenues for a particular quarter depend substantially on orders received and products shipped in that quarter. Furthermore, large orders may be significant to operating income in the quarter in which the corresponding revenue is recognized.

RESULTS  OF  OPERATIONS
The following table sets forth the percentage of total revenues represented by certain items included in the Company's statements of operations for the periods indicated.





                                                                Percent     Percent
                                                                Increase/   Increase/
                                                                (Decrease)  (Decrease)
                               Year       Year       Year
                               Ended      Ended      Ended
                               December   December   December
                                    31,        31,        31,   1997 over   1996 over
                                   1997       1996       1995        1996        1995
Revenues:
  Software. . . . . . . . . .      63.4%      65.4%      60.2%       66.9%       71.9%
  Services. . . . . . . . . .      32.8       32.0       36.4        76.8        38.8
  Hardware. . . . . . . . . .       3.8        2.6        3.4       156.0        18.7
   Total revenue. . . . . . .     100.0      100.0      100.0        72.4        58.0
Cost of revenues:
  Software. . . . . . . . . .       3.5        6.4        7.0        (5.0)       43.6
  Services. . . . . . . . . .      20.7       18.8       19.8        90.0        50.0
  Hardware. . . . . . . . . .       2.6        1.7        2.8       155.5          .6
  Total costs of revenues . .      26.8       26.9       29.6        71.7        43.9
  Gross profit. . . . . . . .      73.2       73.1       70.4        72.6        64.0
Operating expenses:
  Sales and marketing . . . .      40.5       35.0       28.9        99.3        91.1
  Product development . . . .      14.4       18.3       20.0        35.6        44.5
  General and administrative.      12.0       12.3       14.0        68.8        39.5
  Total operating expenses. .      66.9       65.6       62.9        75.8        64.9
Operating income. . . . . . .       6.3        7.5        7.5        44.9        56.6
Other expense, net. . . . . .        .2        1.3         .8       (71.3)      149.0
Income before taxes . . . . .       6.1        6.2        6.7        69.4        45.2
Income tax provision. . . . .       2.3      (10.9)        .1   NM          NM
  (benefit)
Net income. . . . . . . . . .       3.8%      17.1%       6.6%       61.8%      309.7%



NM  -  Not  Meaningful


COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  1997,  1996  AND  1995
Revenues
Revenues are derived from software license fees, service and support fees and hardware sales. Total revenues increased by $6.8 million, or 72.4%, to $16.2 million in 1997 from $9.4 million in 1996. Total revenues increased by $3.4 million, or 58.0%, in 1996 from $5.9 million in 1995. The increase was primarily due to a greater volume of license transactions, an increase in average contract size, sales of new software modules, an increase in market awareness and acceptance of the Company's Windows product and an expansion of the Company's sales and marketing organizations. The Company does not expect revenues to continue to increase at this rate. The Company has not historically recognized significant annual revenues from any single customer.

Software Revenues. Software revenues increased by $4.1 million, or 66.9%, to $10.2 million in 1997 from $6.1 million in 1996 and by $2.6 million, or 72.0%, in 1996 from $3.6 million in 1995. Software license revenues constituted 63.4%, 65.4% and 60.2% of total revenues in 1997, 1996 and 1995, respectively. The increase in software license revenues in 1997 and 1996 was primarily due to a greater volume of license transactions and an increase in average contract size.

Services Revenues. Services revenues increased by $2.3 million, or 76.8%, to $5.3 million in 1997 from $3.0 million in 1996 and by $838,000, or 38.8%, in 1996 from $2.2 million in 1995. These revenues constituted 32.8%, 32.0% and 36.4% of total revenues in 1997, 1996 and 1995, respectively. The increases in the dollar amount recognized were due to (i) increased support fees from an expanded user base, (ii) sales of expanded implementation and consulting services offerings and (iii) sales of expanded educational offerings.

Hardware Revenues. Hardware revenues increased by $376,000, or 156.0%, to $617,000 in 1997 from $241,000 in 1996 and by $38,000, or 18.7%, in 1996 from
$203,000 in 1995. These revenues constituted 3.8%, 2.6% and 3.4% of total revenues in 1997, 1996 and 1995, respectively. During this period, the Company limited the type of hardware equipment it sold to certain bar-coding and data collection equipment necessary to utilize certain features of Made2Manage. The increase in 1997 was due to increased demand for this equipment.

Costs  of  Revenues
Costs of Software Revenues. Costs of software revenues totaled $569,000, $599,000 and $417,000 in 1997, 1996 and 1995, respectively, resulting in gross profits of 94.4%, 90.2% and 88.3% of software revenues, respectively. The increase in the gross profit in 1997 was due to pricing changes for certain software the Company resells. Costs of software in 1995 included the amortization of the remaining software development costs capitalized in connection with the DOS and UNIX versions of Made2Manage and certain royalty payments related to the DOS version of Made2Manage. No development costs have been capitalized for the Windows version of Made2Manage.

Costs of Services Revenues. Costs of services revenues totaled $3.3 million, $1.8 million and $1.2 in 1997, 1996 and 1995, respectively, resulting in gross profits of 36.8%, 41.2% and 45.6% of service revenues, respectively. The dollar increases were due primarily to the growth in the Company's installed customer base and related support services revenue, which resulted in an increase in the staffing levels for technical support, implementation, consulting and education services. The decline in the gross profits was a result of an increasing proportion of implementation and education services revenue relative to support revenue.

Costs of Hardware. Costs of hardware totaled $419,000, $164,000 and $163,000 in 1997, 1996 and 1995, respectively. The gross profit from hardware was 32.1%, 32.0% and 19.7% of hardware revenues in 1997, 1996 and 1995, respectively.

Operating  Expenses
Sales and Marketing Expenses. Sales and marketing expenses were $6.5 million, $3.3 million and $1.7 million in 1997, 1996 and 1995, respectively, representing 40.5%, 35.0% and 28.9% of total revenues, respectively. The increase in sales and marketing expenses was primarily due to increased (i) staffing as the Company expanded its field sales force and marketing staff,
(ii) commissions as a result of increased software license revenues, (iii) marketing activities, including promotional activities and (iv) travel expenses related to sales and marketing efforts.

Product Development Expenses. Product development expenses were $2.3 million, $1.7 million and $1.2 million in 1997, 1996 and 1995, respectively, representing 14.4%, 18.3% and 20.0% of total revenues, respectively. The Company did not capitalize any software development costs during these years. The Company began developing its Windows version of Made2Manage in 1994 with the highest level of product development expense in relation to revenues occurring in 1995. The Windows version was initially released in late 1995. Product development expenses increased during each of the years, but decreased as a percentage of revenue over the same period as the Company spread development expenses across a broader revenue base.

General and Administrative Expenses. General and administrative expenses were $1.9 million, $1.2 million and $827,000 in 1997, 1996 and 1995, respectively, representing 12.0%, 12.3% and 14.0% of total revenues, respectively. The dollar increases resulted primarily from additional costs incurred to support the growth of the Company's operations and, to a lesser extent, as a result of the addition of personnel.

Other  Expense,  Net
Other  expense,  net was $35,000, $122,000 and $49,000 in 1997, 1996 and 1995,
respectively, representing .2%, 1.3% and 0.8% of total revenues, respectively. The decrease in other expense in 1997 compared to 1996 was due primarily to repayment of indebtedness with a high interest rate in March 1997 and increased income from investments. The increase in 1996 compared to 1995 was due primarily to increased borrowings.

Income  Tax  Provision  (Benefit)
In 1995, the Company's income tax provision was significantly reduced as a result of the utilization of net operating loss carryforwards. Net income for the year ended December 31, 1996 includes an income tax benefit of $1.2 million resulting from the reversal of valuation allowance which had been established to offset future tax benefits of net operating loss carryforwards. The valuation allowance was reversed during 1996 based on management's analysis, which considered the Company's profitable operating results and future outlook because of the market acceptance of its Windows product. As a result of this analysis, management determined it was more likely than not that the deferred income taxes at December 31, 1996 would be realized. For
1997 the Company provided for income taxes utilizing federal and state statutory income tax rates. See Note 7 of Notes to Financial Statements.

LIQUIDITY  AND  CAPITAL  RESOURCES
The Company has funded its operations to date primarily through equity capital, including the Company's initial public offering of Common Stock in December 1997, debt and cash generated from operations. As of December 31, 1997, the Company had $16.8 million of cash and cash equivalents resulting principally from the proceeds of the Company's initial public offering.

Cash flows from operations were $2.3 million, $560,000, and $506,000 in 1997, 1996 and 1995, respectively. Cash used in investing activities was primarily related to the purchase of computer equipment and office furniture and aggregated $1.4 million, $584,000 and $513,000 in 1997, 1996 and 1995, respectively. Net borrowings decreased $793,000 in 1997 principally as a result of the repayment of outstanding indebtedness using the proceeds of the initial public offering. Net borrowings increased by $129,000 and by $111,000 in 1996 and 1995, respectively, to fund purchases of property and equipment.

At December 31, 1997, the Company had working capital of $16.7 million. Accounts receivable, net of allowance for doubtful accounts, was $5.8 million and $3.5 million at December 31, 1997 and 1996, respectively. The average accounts receivable days' outstanding was 102 days as of December 31, 1997 and was 94 days at December 31, 1996. Deferred revenue increased to $4.9 million at December 31, 1997 from $2.3 million at December 31, 1996 due to (i) an increased number of contracts that included service fees, which are deferred until provided, and (ii) a greater number of support agreements for multiple years of support, which are recognized on a straight-line basis over the support period. Deferred revenue is related to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

The Company has a revolving credit agreement with a commercial bank which expires on July 1, 1998, borrowings under which bear interest at the rate of prime plus .75% per annum (9.25% at December 31, 1997). Loans under the revolving credit agreement are limited, in the aggregate, to the lesser of $1 million and a "borrowing base" amount. As of December 31, 1997, the Company satisfied the borrowing base requirements and was eligible to borrow up to the maximum of $1.0 million under the revolving credit agreement. The Company has not borrowed under the revolving line of credit.

Management believes that cash and cash equivalents, cash flow from operations and credit commitments will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through 1998.


YEAR  2000  COMPLIANCE
The Company utilizes a combination of its own software and other commercially available software for running its operations. Based on its evaluation, the Company believes that there will be no significant costs associated with ensuring year 2000 compliance of its internal systems.

The Company continuously tests Company developed software for year 2000 compliance and has not identified any problems related to year 2000 compliance. The Company's legacy DOS and UNIX products are not year 2000 compliant. Users of these prior versions were notified in 1996 of this non-compliance, and given aggressive upgrade pricing and assistance to migrate to the Windows version.

INFLATION
The Company believes that inflation has not had a material impact on its operations.

ACCOUNTING  PRONOUNCEMENTS
American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Therefore, SOP 97-2 will affect transactions entered into by the Company beginning January 1, 1998. SOP 97-2 addresses various aspects of the recognition of revenue on software transactions and supersedes SOP 91-1. SOP 97-2 provides guidance on software arrangements consisting of multiple elements. The revenue for an individual element is allocated based on the relative fair market value of that element as compared to the total price. Revenue and is recognized on each element as that element is performed or completed. The Company is does not expect that SOP 97-2 will have a material effect upon the Company's financial statements.

BUSINESS  ENVIRONMENT  AND  RISK  FACTORS
Fluctuations  of  Quarterly  Operating  Results;  Seasonality
The Company has experienced in the past, and expects to experience in the future, significant fluctuations in quarterly operating results. A substantial portion of the Company's software license revenue in each quarter is from licenses signed and product shipped in that quarter, and such revenues historically have been recorded largely in the third month of a quarter, with a concentration of revenues mostly in the last week of that third month. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. In addition, the Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having the highest total revenues and operating income and the first quarter having historically reported lower revenues and operating income compared to the fourth quarter of the preceding year. Other factors, many of which are beyond the Company's control, that may contribute to fluctuations in quarterly operating results include the size of individual orders, the timing of product introductions or enhancements by the Company and its competitors, competition and pricing in the manufacturing software industry, market acceptance of new products, reduction in demand for existing products, the shortening of product life cycles as a result of new product introductions by the Company or its competitors, product quality problems, personnel changes, conditions or events in the manufacturing industry, and general economic conditions. The sales cycle for Made2Manage typically ranges from three to nine months. However, license signing may be delayed for a number of reasons outside the control of the Company. Since software is generally shipped as orders are received, the Company historically has operated without significant backlog. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, small variations in the timing of revenue recognition can cause a significant fluctuation in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. In addition, the Company currently intends to increase its operating expenses in anticipation of continued growth and to fund expanded product development efforts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's business, financial condition and results of operations could be materially and adversely affected.

Product  and  Market  Concentration
All of the Company's revenues are currently derived from licenses of Made2Manage and related sales of support, services and hardware. In the near term, Made2Manage and related services are expected to continue to account for substantially all of the Company's revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, incompatibility with third party hardware or software products, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in, which Made2Manage operates, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business depends substantially upon the software expenditures of small and midsize manufacturers, which in part depend upon the demand for such manufacturers' products. A recession or other adverse event affecting manufacturing industries in the United States could impact such demand, forcing manufacturers in the Company's target market to curtail or postpone capital expenditures on business information systems. While in the long term the Company plans to distribute Made2Manage in international markets, the Company has no significant experience in international markets and there can be no assurance that such expansion can be successfully accomplished. Any adverse change in the amount or timing of software expenditures by the Company's target customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence  on  Third  Party  Technologies
Made2Manage utilizes a variety of third party technologies, including operating systems and other applications developed and supported by Microsoft Corporation ("Microsoft"). There can be no assurance that Microsoft will continue to support the operating systems utilized by Made2Manage or that such operating systems will continue to be widely accepted in the Company's target market. Made2Manage relies heavily on Microsoft's Visual Studio, and there can be no assurance that Microsoft will not discontinue or otherwise fail to support Visual Studio or any of its components. In addition, the Company utilizes a number of other programming tools and applications, including ActiveX, OLE, ODBC, OLEDB and Internet Information Server. The Company also sub-licenses and resells various third party products, including InstallShield, Microsoft Project and bar code hardware and software. There can be no assurance that these third party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in the Company's target market. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

Product  Development
The Company's growth and future financial performance depend in part upon its ability to enhance existing applications and to develop and introduce new applications to incorporate technological advances and satisfy customer requirements or expectations. As a result of the complexities inherent in product development, there can be no assurance that either improvements to Made2Manage or applications the Company develops in the future will be delivered on a timely basis or ultimately accepted in the market. Any failure by the Company to anticipate or respond adequately to technological development or end-user requirements, or any significant delays in product development or introduction, could damage the Company's competitive position and have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence  on  Key  Personnel
The Company's success depends to a significant extent upon a number of key employees, including members of senior management. None of the Company's employees is subject to an employment contract. The Company's ability to implement its business strategy is substantially dependent on its ability to attract, on a timely basis, and retain skilled personnel, especially sales, service and support personnel. Competition for such personnel is intense, and the Company competes for such personnel with numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The loss of the services of one or more of the key employees or the failure to attract and retain qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

Management  of  Growth
The Company has experienced rapid growth in its business and operations. While the Company has managed this growth to date, there can be no assurance that it will be able to effectively do so in the future. The ability of the Company to manage its growth successfully is contingent on a number of factors including its ability to implement and improve its own operational, financial and management information systems and to motivate and effectively manage its employees. If the Company were unable to manage future growth effectively, its business, financial condition and results of operations would be materially and adversely affected.

Insufficient  Customer  Commitment
To obtain the maximum rewards of Made2Manage, customers must commit resources to implement and manage the product and to train their employees in the use of the product. The failure of customers to commit sufficient resources to those tasks or to carry them out effectively could result in customer dissatisfaction with Made2Manage. If a significant number of customers became dissatisfied, the Company's reputation could be tarnished and the Company's business, financial condition and results of operations could be materially and adversely affected.

Competition
The business management applications software market is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. The Company faces competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management systems vendors. A number of companies offer Windows compatible products that are directed at the market for ERP systems. The technologies the Company used to develop Made2Manage are generally available and widely known and include technologies developed by Microsoft. There can be no assurance that the Company's competitors will not develop products based on the same technology upon which Made2Manage is based. The Company's competitors include a large number of software and system vendors, many of which are public companies and also private companies. In addition, there are numerous national and regional vendors that offer alternative systems. Several software companies that have traditionally marketed ERP systems to larger manufacturers. have announced initiatives to market ERP systems to midsize manufacturers. Many of the Company's existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger installed base of customers than the Company. There can be no assurance that such competitors will not offer or develop products that are superior to Made2Manage or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share by Made2Manage, the Company's business, financial condition and results of operation would be adversely affected.

Relationships  with  Value  Added  Resellers
Historically, the Company has distributed its software products through a direct sales force and a network of VARs. A significant portion of licenses of Made2Manage sold to new customers is sold by VARs. If some or all of the VARs in the Company's network reduce their efforts to sell Made2Manage, promote competing products or terminate their relationships with the Company, the Company's business, financial condition and results of operation would be materially and adversely affected. Furthermore, VARs frequently develop strong relationships with their customers, so if VARs in the Company's network criticize the Company or its products to their customers, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Product  Liability  and  Lack  of  Insurance
The Company markets, sells and supports a software product used by manufacturers to manage their business operations and to store substantially all of their operational data. Software programs as complex as those offered by the Company may contain undetected errors or "bugs," despite testing by the Company, which are discovered only after the product has been installed and used by customers. There can be no assurance that errors will not be found in existing or future releases of the Company's software or that any such errors will not impair the market acceptance of these products. A customer could be required to cease operations temporarily and some or all of its key operational data could be lost or damaged if its information systems fail as the result of human error, mechanical difficulties or quality problems in Made2Manage or third party technologies utilized by Made2Manage. The Company has insurance covering product liability or damages arising from negligent acts, errors, mistakes or omissions; however there can be no assurance that this insurance will be adequate. A claim against the Company, if successful and of a sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence  on  Proprietary  Rights;  Risk  of  Infringement
The Company relies primarily on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop products incorporating technology that is substantially equivalent or superior to the Company's technology. Furthermore, other than a pending United States patent application for software related to the Material Requirements Planning regeneration feature included in Made2Manage, the Company has no patents or patent applications pending, and existing copyright laws afford only limited protection. In the event that the Company is unable to protect its proprietary rights, the Company's business, financial condition and results of operations could be materially and adversely affected.

There can be no assurance that the Company will not be subject to claims that its technology infringes on the intellectual property of third parties, that the Company would prevail against any such claims or that a licensing agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. Any such claim, with or without merit, would likely be time consuming and expensive to defend and could have a material adverse effect on the Company's business, financial condition and results of operations.

Substantial  Control  by  Single  Stockholder
Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially own approximately 28.5% of the Company's outstanding Common Stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control of the Company.

Effect  of  Antitakeover  Provisions
The Company's Amended and Restated Articles of Incorporation (the "Articles") authorize the Board of Directors to issue, without stockholder approval, up to two million shares of preferred stock with such rights and preferences as the Board of Directors may determine in its sole discretion. The Option Plan provides that, unless a committee of the Company's Board of Directors decides to the contrary, all outstanding options vest and become immediately exercisable upon a merger or similar transaction. In addition, certain provisions of Indiana law could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Further, certain provisions of Indiana law impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. The foregoing provisions could discourage an attempt by a third party to acquire a controlling interest in the Company without the approval of the Company's management even if such third party were willing to purchase shares of Common Stock at a premium over its then market price.

Possible  Volatility  of  Stock  Price
The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new applications by the Company or its competitors, the failure of the Company's earnings to meet the expectations of securities analysis and investors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

Shares  Eligible  for  Future  Sale;  Registration  Rights
The sale of a substantial number of shares of Common Stock in the public market could adversely affect the market price of Common Stock. As of March 2, 1998, the Company had 4,249,553 shares of Common Stock outstanding, of which 1,819,913 shares of Common Stock are "Restricted Shares," which are subject to restrictions under the Securities Act. Substantially all of the Restricted Shares are subject to lock-up agreements under which the holders have agreed not to sell or otherwise dispose of any of their shares for a period of six months after December 19 ,1997 without the prior written consent of First Albany Corporation. In its sole discretion and at any time without notice, First Albany Corporation may release all or any portion of the shares of Common Stock subject to the lock-up agreements. Of the Restricted Shares, 275,209 will become available for sale in the public market immediately following expiration of the six month lock-up period pursuant to Rule 144(k), and 1,520,198 will become eligible for sale in the public market following the expiration of the six month lock-up period, subject to the volume and other limitations of Rule 144 and Rule 701. As of March 2, 1998, there were options outstanding to purchase 1,397,781 shares of Common Stock at a weighted average price of $4.65 per share under the Company's Option Plan, of which options to purchase 508,488 shares of Common Stock were then vested and exercisable. All holders of options exercisable as of March 2, 1998 have signed six month lock-up agreements. The Company has reserved 150,563 shares for future grant under the Option Plan. The Company has reserved 100,000 shares of Common Stock for issuance under the Stock Purchase Plan. To date, no shares have been issued under the Stock Purchase Plan. The Company filed registration statements registering shares of Common Stock issued pursuant to the Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

Holders of approximately 1,457,698 shares of Common Stock, have certain rights with respect to the registration of their shares under the Securities Act. If the holders of registration rights cause a large number of shares of Common Stock to be registered and sold in the public market, such sales could have a material adverse effect on the market price for the Common Stock. If the Company were required to include these shares in a Company-related registration under the Securities Act pursuant to the exercise of piggyback registration rights, such sales could have a material adverse effect on the Company's ability to raise capital.

Absence  of  Dividends
The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

ITEM  8.  INDEX  TO  FINANCIAL  STATEMENTS.




                                                                                      PAGE
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . .    21
Balance Sheets as of December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . .    22
Statements of Operations for the years ended December 31, 1997, 1996 and 1995. . . .    23
Statements of Changes in Stockholders' Equity for the years ended December 31, 1997,    24
  1996 and 1995
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995. . . .    25
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

REPORT  OF  INDEPENDENT  ACCOUNTANTS

The  Board  of  Directors  and  Stockholders
Made2Manage  Systems,  Inc.:

We have audited the financial statements and financial statement schedule of Made2Manage Systems, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Made2Manage Systems, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken s a whole, presents fairly, in all material respects, the information required to in included therein.

/s/Coopers  &  Lybrand  L.L.P.

Indianapolis,  Indiana
February  3,  1998

MADE2MANAGE  SYSTEMS,  INC.
BALANCE  SHEETS
(in  thousands,  except  share  data)





                                                            December 31,   December 31
                                                                     1997          1996
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .  $      16,805  $      1,139
  Trade accounts receivable, net of allowance for doubtful          5,799         3,450
accounts of  $290 and $188 in 1997 and 1996, respectively
  Prepaid expenses and other . . . . . . . . . . . . . . .            367            99
  Deferred income taxes. . . . . . . . . . . . . . . . . .            648           554
    Total current assets . . . . . . . . . . . . . . . . .         23,619         5,242
Property and equipment, net. . . . . . . . . . . . . . . .          1,876           921
Deferred income taxes. . . . . . . . . . . . . . . . . . .             65           503
      Total assets . . . . . . . . . . . . . . . . . . . .  $      25,560  $      6,666







                                               December 31,   December 31
                                                        1997          1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt . . . . .  $          --  $        357
  Accounts payable. . . . . . . . . . . . . .            556           426
  Accrued liabilities . . . . . . . . . . . .            595           480
  Accrued compensation and related expenses .          1,176           539
  Deferred revenue. . . . . . . . . . . . . .          4,575         2,267
      Total current liabilities . . . . . . .          6,902         4,069
Long-term obligations, net of current portion             --           436
Deferred revenue. . . . . . . . . . . . . . .            354            45
Total liabilities . . . . . . . . . . . . . .          7,256         4,550









                                                                                     December    December
                                                                                           31,         31,
                                                                                          1997        1996
Commitments (Note 6)
Stockholders' Equity:
  Convertible preferred stock, no par value:
    Series A; no shares in 1997 and 79,137 shares authorized, issued and
        outstanding in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         178
    Series B; no shares in 1997 and 255,331 shares authorized, issued and
        outstanding in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         471
    Series C; no shares in 1997 and 577,643 shares authorized and 563,580 issued
         and outstanding in 1996. . . . . . . . . . . . . . . . . . . . . . . . . .         --       2,234
    Series D; no shares in 1997 and 750,000 shares authorized and 581,776 issued
        and outstanding in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .         --       1,159
  Preferred stock, no par value; 2,000,000 shares authorized, no shares issued and
    outstanding in 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . .         --          --
  Common stock, no par value; 10,000,000 shares authorized, 4,214,803 and
    376,544 shares issued and outstanding in 1997 and 1996, respectively. . . . . .     19,927         310
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,623)     (2,236)
        Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .     18,304       2,116
        Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $  25,560   $   6,666

See accompanying notes.

MADE2MANAGE  SYSTEMS,  INC.
STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)





                                   Year           Year            Year
                                   Ended          Ended           Ended
                                   December 31,   December 31,    December 31,
                                            1997           1996            1995
Revenues:
  Software. . . . . . . . . . . .  $      10,250  $       6,140   $       3,572
  Services. . . . . . . . . . . .          5,300          2,998           2,160
  Hardware. . . . . . . . . . . .            617            241             203
    Total revenues. . . . . . . .         16,167          9,379           5,935

Costs of revenues:
  Software. . . . . . . . . . . .            569            599             417
  Services. . . . . . . . . . . .          3,347          1,762           1,175
  Hardware. . . . . . . . . . . .            419            164             163
    Total costs of revenues . . .          4,335          2,525           1,755

        Gross profit. . . . . . .         11,832          6,854           4,180

Operating expenses:
  Sales and marketing . . . . . .          6,541          3,282           1,717
  Product development . . . . . .          2,239          1,718           1,189
  General and administrative. . .          1,948          1,154             827
        Total operating expenses.         10,818          6,154           3,733

Operating income. . . . . . . . .          1,014            700             447

Other expense, net. . . . . . . .             35            122              49

Income before income taxes. . . .            979            578             398

Income tax provision (benefit). .            366         (1,028)              6

Net income. . . . . . . . . . . .  $         613  $       1,606   $         392

Per share amounts:
  Basic:
    Net income per share. . . . .  $        1.17  $        4.29   $        1.32
    Average number of shares. . .            524            375             297

  Diluted:
    Net income per share. . . . .  $         .25  $         .73   $         .21
    Average number of shares. . .          2,440          2,200           1,868

See accompanying notes.




                                      30

MADE2ANAGE  SYSTEMS,  INC.
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
(in  thousands,  except  share  data)





                                 Convertible   Convertible    Convertible   Convertible    Convertible   Convertible
                                 Preferred     Preferred      Preferred     Preferred      Preferred     Preferred
                                 Stock         Stock          Stock         Stock          Stock         Stock
                                 Series A      Series A       Series B      Series B       Series C      Series C
                                 Number        Number         Number        Number         Number        Number
                                 of            of             of            of             of            of
                                 Shares        Amount         Shares        Amount         Shares        Amount
Balances, December 31, 1994 . .       79,137   $        178       255,331   $        471       563,580   $      2,234
  Exercise of stock options . .           --             --            --             --            --             --
  Net Income. . . . . . . . . .           --             --            --             --            --             --
Balances, December 31, 1995 . .       79,137            178       255,331            471       563,580          2,234
  Exercise of stock options . .           --             --            --             --            --             --
  Net Income. . . . . . . . . .           --             --            --             --            --             --

Balances, December 31, 1996 . .       79,137            178       255,331            471       563,580          2,234
  Exercise of stock options . .           --             --            --             --            --             --
  Issuance of Common Stock. . .           --             --            --             --            --             --
  Exercise of warrants. . . . .           --             --            --             --        14,063             56
  Conversion of preferred stock      (79,137)          (178)     (255,331)          (471)     (577,643)        (2,290)
  Net Income. . . . . . . . . .           --             --            --             --            --             --
Balances, December 31, 1997 . .           --   $         --            --   $         --            --   $         --


                                 Convertible   Convertible
                                 Preferred     Preferred
                                 Stock         Stock          Common     Common
                                 Series D      Series D       Stock      Stock
                                 Number        Number         Number                        Total
                                 of            of             of         of       Accum.    Stockholders'
                                 Shares        Amount         Shares     Amount   Deficit   Equity
Balances, December 31, 1994 . .      581,776   $      1,159     232,075  $   273   (4,234)  $           81
  Exercise of stock options . .           --             --     141,031       36       --               36
  Net Income. . . . . . . . . .           --             --          --       --      392              392
Balances, December 31, 1995 . .      581,776          1,159     373,106      309   (3,842)             509
  Exercise of stock options . .           --             --       3,438        1       --                1
  Net Income. . . . . . . . . .           --             --          --       --    1,606            1,606

Balances, December 31, 1996 . .      581,776          1,159     376,544      310   (2,236)           2,116
  Exercise of stock options . .           --             --      33,437       50       --               50
  Issuance of Common Stock. . .           --             --   2,310,937   15,469       --           15,469
  Exercise of warrants. . . . .           --             --          --       --       --               56
  Conversion of preferred stock     (581,776)        (1,159)  1,493,885    4,098       --               --
  Net Income. . . . . . . . . .           --             --          --       --      613              613
Balances, December 31, 1997 . .           --   $         --   4,214,803  $19,927   (1,623)  $       18,304


See  accompanying  notes.
                                      49
MADE2MANAGE  SYSTEMS,  INC.
STATEMENTS  OF  CASH  FLOWS
(in  thousands)





                                                   Year            Year            Year
                                                   Ended           Ended           Ended
                                                   December  31    December  31    December  31
                                                            1997            1996            1995
Operating activities:
  Net income. . . . . . . . . . . . . . . . . . .  $         613   $       1,606   $         392
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and
      equipment . . . . . . . . . . . . . . . . .            419             204              91
    Amortization of software development costs. .             --              --             196
    Provision for doubtful accounts . . . . . . .            413             140              90
    Loss on disposition of property and equipment             --              44              17
    Deferred income taxes . . . . . . . . . . . .            344          (1,057)             --
    Changes in assets and liabilities:
      Trade accounts receivable . . . . . . . . .         (2,762)         (1,710)         (1,080)
      Prepaid expenses and other. . . . . . . . .           (268)            (21)             29
      Accounts payable and accrued liabilities. .            245             450             213
      Accrued compensation and related expenses .            637              (8)            218
      Deferred revenue. . . . . . . . . . . . . .          2,617             912             340
    Net cash provided by operating activities . .          2,258             560             506

Investing activities:
  Purchases of property and equipment . . . . . .         (1,374)           (584)           (517)
  Proceeds from sales of property and equipment .             --              --               4
    Net cash used in investing activities . . . .         (1,374)           (584)           (513)

Financing activities:
  Proceeds from issuance of common stock, net of.
    issuance costs. . . . . . . . . . . . . . . .         15,469              --              --
  Proceeds from long-term obligations . . . . . .            684             333             282
  Proceeds from exercise of warrants. . . . . . .             56              --              --
  Proceeds from common stock options exercised. .             50               1              36
  Payments on long-term obligations . . . . . . .         (1,477)           (204)           (171)
    Net cash provided by financing activities . .         14,782             130             147

Change in cash and cash equivalents . . . . . . .         15,666             106             140
Cash and cash equivalents, beginning of period. .          1,139           1,033             893
Cash and cash equivalents, end of period. . . . .  $      16,805   $       1,139   $       1,033

Supplemental disclosures:
  Cash paid for:
    Interest expense. . . . . . . . . . . . . . .  $         100   $          75   $          93
    Income taxes. . . . . . . . . . . . . . . . .             34              18              26
  Noncash investing and financing:
    Conversion of convertible preferred stock to
    common stock. . . . . . . . . . . . . . . . .          4,098              --              --


See  accompanying  notes.


                           MADE2MANAGE SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
Description  of  Business
Made2Manage Systems, Inc. develops, markets and supports business management systems for small and midsize manufacturing companies located primarily in the United States. The Company is dependent upon its primary product, Made2Manage for Windows, which is a fully integrated, Windows NT-based business software ERP system for manufacturing companies.

Use  of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash  and  Cash  Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Such investments are valued at cost which approximates market value.

Property  and  Equipment
Property and equipment are stated at cost. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful life. All other assets are depreciated using the straight-line method over their estimated useful lives which range from three to ten years.

Computer  Software  Development  Costs
The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred prior to establishing the technological feasibility of computer software products and enhancements to such products are expensed as incurred. Software development costs incurred by the Company following technological feasibility, defined by the Company as the existence of a working model of the product, and prior to the time the product is available for general release to customers, have not been material and, therefore, have not been capitalized in 1997, 1996 or 1995.

Revenue  Recognition  and  Deferred  Revenue
The Company recognizes revenue from the sale of its software and hardware upon receipt of an executed sales agreement and shipment to the customer provided there are no vendor obligations to be fulfilled and collectibility is probable in accordance with Statement of Position 91-1.

Services  revenue  includes  support,  education  and consulting services. The
Company provides software support and product upgrades to its customers through separately priced agreements. These support revenues are recognized on a straight-line basis over the term of the agreement. Revenues from technical training and consulting services are recognized as provided to customers.

Net  Income  Per  Share
In January 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earning Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements.

SFAS No. 128 was adopted in the fourth quarter of 1997 and all prior period earnings per share data was restated. The net income per share presents EPS determined in accordance with SFAS No. 128 and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Under the treasury stock method the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock.

Fair  Value  of  Financial  Instrument
The fair value of the Company's financial instruments, which include cash and cash equivalents, and bank notes payable, approximate their carrying value at December 31, 1997 and 1996. The Company's commercialization funding obligation (See Note 4), which had a carrying value of $200,000 at December 31, 1996, had a fair market value of approximately $254,000 as of that date estimated based on the current rate offered to the Company on debt with similar maturities. The commercialization funding obligation was repaid in full on March 31, 1997.

2.      COMPUTER  SOFTWARE  DEVELOPMENT  COSTS
During 1995 the Company recorded amortization expense for previously capitalized computer software development costs. As a result of the completion of the Company's Windows-based product in late 1995, management fully amortized those costs associated with the predecessor product.

3.    PROPERTY  AND  EQUIPMENT
Property  and  equipment  are  summarized  as  follows  (in  thousands):




                                                December 31, 1997   December 31, 1996
Computer equipment . . . . . . . . . . . . . .  $            1,404  $              763
Furniture and equipment. . . . . . . . . . . .                 884                 406
Leasehold improvements . . . . . . . . . . . .                 270                  15
                                                             2,558               1,184
Less accumulated depreciation and amortization                 682                 263
                                                $            1,876  $            1,921




4.      DEBT  AND  CREDIT  AGREEMENTS
Line  of  Credit
The Company has a $1,000,000 working capital facility with a bank which had no amounts outstanding at December 31, 1997. This line of credit expires July 1, 1998. Interest is at the prime rate plus .75% (9.25% at December 31, 1997).

Long  Term  Obligations
Long-term  obligations  are  summarized  as  follows  (in  thousands):





                                       1997   1996
Bank notes payable . . . . . . . . .  $  --  $ 556
Commercialization funding obligation     --    200
Other. . . . . . . . . . . . . . . .     --     37
                                         --    793
Less current portion . . . . . . . .     --    357
                                      $  --  $ 436


The commercialization funding agreement was repaid in March 1997 and all other outstanding indebtedness was repaid in December 1997 with the proceeds from the Company's initial public offering.

5.    STOCKHOLDERS'  EQUITY
In December 1997, the Company completed an initial public offering of 2,310,937 shares of common stock at $7.50 per share, resulting in net proceeds of $15,469,000 after deducting underwriting discounts and other costs. All issued and outstanding Series A, B, C and D convertible preferred stock were automatically converted into an aggregate of 1,493,885 shares of common stock upon the completion of the offering.

Preferred  Stock
Authorized preferred stock not currently designated is issuable in series under such terms and conditions as the Board of Directors may determine.

Stock  Warrants
The Company issued warrants that entitled the holders to purchase 14,063 shares of series C preferred stock at an exercise price of $4.00 per share. In conjunction with the initial public offering of the Company's common stock these warrants were exercised and the series C preferred stock was converted to common stock.

Common  Stock  Options
The Company's Option Plan, adopted in 1990 and amended in July 1996 and November 1997, authorizes the granting of incentive and nonqualified stock options. The Board of Directors has approved up to an aggregate of 1,800,000 shares for issuance under this plan. The exercise price of the options must not be less than the fair market value of the common stock for incentive options, or 85% of the fair market value for nonqualified options, at the date of grant. Options granted under the Option Plan generally vest over four years, with 25% exercisable one year from date of grant and the remaining 75% at the rate of 1/48th of the amount granted in each of the next 36 consecutive months. Options granted prior to 1996 generally expire five years from the date of grant and options granted subsequently expire ten years from date of grant. The plan terminates in 2001 but may be terminated by the Board of Directors at any time.


At December 31, 1997, options for 489,163 shares of common stock were available for future grants under the plan.

Activity  in  the  option  plan  is  summarized  as  follows:
Years  Ended  December  31




                                         1997        1997     1996        1996      1995        1995
                                                Weighted             Weighted              Weighted
                                                Average              Average               Average
                                                Exercise             Exercise              Exercise
                                    Shares      Price      Shares    Price      Shares     Price
Outstanding at beginning of year .    856,368   $    2.45  349,325   $    0.22   318,250   $    0.23
  Granted. . . . . . . . . . . . .    293,000        6.12  529,500        3.86   176,500        0.25
  Exercised. . . . . . . . . . . .    (33,437)       1.49   (3,438)       0.20  (141,031)       0.26
  Forfeited. . . . . . . . . . . .    (22,000)       2.94  (19,019)       1.18    (4,394)       0.21
Outstanding at end of year . . . .  1,093,931        3.45  856,368        2.45   349,325        0.22
Options exercisable at end of year    455,797        1.85  217,622        0.21   137,751        0.20



Options  outstanding  at  December  31,  1997  are  summarized  as  follows:




                       Weighted
                       Average
                       Remaining           Number of
Exercise  Number       Contractual         Shares
Price     Outstanding  Life                Exercisable
0.20          272,993         1.32  years      229,076
0.40           30,000         2.68              16,875
3.50          367,438         8.10             168,307
4.40           61,000         8.43              22,873
5.30           74,000         8.91              18,666
5.75          214,000         9.10                  --
6.85           36,000         9.58                  --
7.50           38,500         9.87                  --



The Company applies APB Opinion 25 and related Interpretations in accounting for its option plan. Accordingly, no compensation cost has been recognized. The following table presents pro forma net income had compensation cost been determined based on the fair value at the grant date for awards under the plan in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.





                                          1997    1996   1995
Pro forma net income (in thousands) . .  $ 234  $1,403  $ 388
Pro forma diluted net income per share.    .10     .64    .21



Based on the Black-Scholes option-pricing model, the fair value at grant date of options granted for the years ended December 31, 1997, 1996 and 1995 were $2.91, $1.84 and $0.12, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6%; expected life of one year beyond vesting date; and volatility of 60%. In accordance with SFAS No. 123, only options granted in 1997, 1996 and 1995 are included in these calculations and, accordingly, the disclosures are not likely to be representative of the effect on pro forma net income for future years because awards vest over several years and the disclosures do not take into consideration pro forma expense related to grants made prior to 1995 and additional awards that generally are made each year.

Employee  Stock  Purchase  Plan
In October 1997 the Board of Directors adopted an Employee Stock Purchase Plan ("Purchase Plan") and reserved 100,000 shares of the Company's common stock for issuance. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is equal to the greater of (i) 85% of the beginning of the quarter market price or (ii) 90% of the average market price during the quarter.

6.    OPERATING  LEASES

The Company has certain commitments, principally for office space, under long-term operating leases. Future minimum lease payments required under these noncancellable operating leases as of December 31, 1997 are as follows (in thousands):







Payable in:
  1998 . . .     411
  1999 . . .     450
  2000 . . .     459
  2001 . . .     462
  2002 . . .     465
  Thereafter     116
              $2,363



Rent expense for the years ended December 31, 1997, 1996 and 1995 was $290,000, $171,000 and $142,000, respectively.

7.    INCOME  TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability approach of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The provision (benefit) for income taxes is the tax payable or recoverable for the period and the change during the period in deferred tax assets and liabilities.

In the fourth quarter of 1996, the Company recorded an income tax benefit of $1,199,000, reflecting the elimination of the remaining balance of a valuation allowance which had been established to offset future tax benefits of net operating loss carryforwards. The valuation allowance was reversed during 1996 based on management's analysis which considered the Company's profitable operating results and future outlook because of the market acceptance of its Windows product. As a result of this analysis, management determined it was more likely than not that the deferred income taxes at December 31, 1996 would be realized.

The components of the income tax provision (benefit) are as follows (in thousands):




           Year           Year            Year
           Ended          Ended           Ended
           December 31,   December 31,    December 31,
                    1997           1996            1995
Current .  $          --  $           4   $          --
  Federal             22             25               6
  State .             22             29               6
Deferred
  Federal            293           (962)             --
  State .             51            (95)             --
                     344         (1,057)             --
                     366         (1,028)              6


The provision for income taxes differs from the federal statutory tax rate as follows:




                                              Year           Year            Year
                                              Ended          Ended           Ended
                                              December 31    December 31,    December 31,
                                                      1997            1996           1995
Federal tax at statutory rate. . . . . . . .  $        333   $         197            135
State income tax, net of federal tax benefit            48              23              6
Non-deductible expenses. . . . . . . . . . .            22              14              7
Research and experimentation credit. . . . .           (50)            (97)            --
Reduction in valuation allowance                                    (1,199)          (155)
Other. . . . . . . . . . . . . . . . . . . .            13              34              3
                                                       366          (1,028)             6



Deferred tax asseta and liabilities are comprised of the following (in thousands):





                                                         December 31,    December 31,
                                                                  1997            1996
Deferred tax assets:
  Net operating loss carryforward . . . . . . . . . . .  $         368   $         919
  Research and experimentation tax credits carryforward            147              97
  Accounts receivable allowance . . . . . . . . . . . .            107              70
  Accrued vacation pay. . . . . . . . . . . . . . . . .             61              23
  Deferred revenue. . . . . . . . . . . . . . . . . . .            131              17
  Accrued interest expense. . . . . . . . . . . . . . .             --              16
  Other . . . . . . . . . . . . . . . . . . . . . . . .             --               4
                                                                   814           1,146
Deferred tax liabilities:
  Depreciation. . . . . . . . . . . . . . . . . . . . .            (66)            (54)
  Deferred state tax. . . . . . . . . . . . . . . . . .            (35)            (35)
                                                                  (101)            (89)
                                                         $         713   $       1,057
Recorded as:
  Current deferred income tax asset . . . . . . . . . .  $         648   $         554
  Long-term deferred income tax asset . . . . . . . . .             65             503
                                                         $         713   $       1,057

As of December 31, 1997, the Company had net operating loss carryforwards for income tax reporting purposes which expire as follows (in thousands):




2006  $  729
2007     298
2008     281
      $1,308




The Company also has research and experimentation tax credits of $147,000 that expire commencing in 2009.

8.    EMPLOYEE  SAVINGS  PLAN

The Company has an employee savings plan that is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. No
Company contributions had been made through December 31, 1995. The Board of Directors approved a matching contribution of 25% of the first 6% of employee contributions beginning January 1996. The Company's matching contribution to the savings plan was $68,000 in 1997 and $39,000 in 1996.

9.          EARNINGS  PER  SHARE

The reconciliation of basic earnings per share ("EPS) to diluted earnings per share follows (in thousands, except per share amounts):





                                                  Per Share
                                Income   Shares   Amount
1997:
  Basic EPS. . . . . . . . . .  $   613      524  $     1.17
  Adjustments for diluted EPS:
    Effect of preferred stock              1,427
    Effect of stock options                  484
    Effect of warrants                         5
  Diluted EPS. . . . . . . . .      613    2,440  $      .25

1996:
  Basic EPS. . . . . . . . . .  $ 1,606      375  $     4.29
  Adjustments for diluted EPS:
    Effect of preferred stock              1,480
    Effect of stock options                  344
    Effect of warrants                         1
  Diluted EPS. . . . . . . . .  $ 1,606  $ 2,200  $     0.73

1995:
  Basic EPS. . . . . . . . . .  $   392  $   297  $     1.32
  Adjustments for diluted EPS:
    Effect of preferred stock              1,480
    Effect of stock options                   91
    Effect of warrants                        --
  Diluted EPS. . . . . . . . .  $   392  $ 1,868  $      .21



10.    CONDENSED  QUARTERLY  FINANCIAL  RESULTS  (UNAUDITED)
The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 1997. This information has been prepared by the Company on the same basis as the Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Financial Statements and notes thereto included elsewhere herein. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of (i) transactions affecting the weighted average number of shares outstanding in each quarter and (ii) the uneven distribution of earnings during the year.






(All data is in thousands,
 except per share data)
                                  Quarter   Quarter   Quarter   Quarter
                                  Ended     Ended     Ended     Ended
1997:. . . . . . . . . . . . . .      3/31      6/30      9/30     12/31  Total
  Total revenues . . . . . . . .  $  3,223  $  3,837  $  3,981  $  5,126  $16,167
  Operating income . . . . . . .       165       193       215       441    1,014
  Income tax provision (benefit)        55        66        76       169      366
  Net income . . . . . . . . . .        88       108       127       290      613
  Net income per share:
    Basic. . . . . . . . . . . .       .23       .28       .32       .32     1.17
    Diluted. . . . . . . . . . .       .04       .05       .05       .11      .25







1996:
Total revenues . . . . . . . .  $1,715  $2,012  $2,411  $ 3,241   $ 9,379
Operating income . . . . . . .     113     120     141      326       700
Income tax provision (benefit)       6      11      --   (1,045)   (1,028)
Net income . . . . . . . . . .      88      90     121    1,307     1,606
Net income per share:
Basic. . . . . . . . . . . . .     .24     .24     .32     3.47      4.29
Diluted. . . . . . . . . . . .     .04     .04     .05      .58       .73



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not  applicable.


                                   PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

The information required by this Item is contained in the section captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1998 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Report.

ITEM  11.  EXECUTIVE  COMPENSATION.

The information required by this Item is contained in the section captioned "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is contained in the section captioned "Voting Securities and Principal Holders" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Not  applicable.

PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE, AND REPORTS ON FORM 8-K.


(a)    Documents  filed  as  part  of  this  Report.

1.    Financial  Statements

The  following  information  appears  in  Item  8  of  Part  I of this Report:
    -Report  of  Independent  Accountants
    -Balance  Sheets  as  of  Decemter  31,  1997  and  1996
    -Statements  of Operations for the Years Ended December 31, 1997, 1996 and
1995
    -Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996,
       and  1995
    -Statements  of Cash Flows for the Years Ended December 31, 1997, 1996 and
1995
    -Notes  to  Financial  Statements

2.          Financial  Statement  Schedule
        The following financial statement schedule is included in this Report:
    -Schedule  II  -  Valuation  and  Qualifying  Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the financial statements or the notes thereto.

3.          Exhibits





Exhibit
 Number  Description of Exhibit
3.1 . .  Amended and Restated Articles of Incorporation of Made2Manage Systems, Inc.
         (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1,
         Registration No. 333-38177)/
3.2 . .  Amended and Restated Code of By-Laws of Made2Manage Systems, Inc.
         (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1,
         Registration No. 333-38177).
4.1 . .  Specimen Stock Certificate for Common Stock (Incorporated by reference to
         Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-38177).
4.2 . .  See Exhibits 3.1 and 3.2.
         No Exhibit
10.1. .  Abra Cadabra Software Reseller Agreement between Abra Cadabra Software, Inc.
         and Made2Manage Systems, Inc., dated August 1, 1995 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1, Registration No. 333-
                                                                                    38177).
10.2. .  License Agreement by and between Sourcemate Information Systems, Inc. and
         Teksyn, Inc. dated April 1, 1986 (Incorporated by reference to Exhibit 10.4 to
         Registration Statement on Form S-1, Registration No. 333-38177).
10.7. .  First Amendment to Credit Agreement by and between NBD Bank, N.A. and
         Made2Manage Systems, Inc. dated September 27, 1995 (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1, Registration No. 333-
                                                                                    38177).
10.8. .  Second Amendment to Credit Agreement by and between NBD Bank, N.A. and
         Made2Manage Systems, Inc. dated March 27, 1996 (Incorporated by reference to
         Exhibit 10.12 to Registration Statement on Form S-1, Registration No. 333-
                                                                                    38177).
10.9. .  Third Amendment to Credit Agreement by and between NBD Bank, N.A. and
         Made2Manage Systems, Inc. dated June 25, 1996 (Incorporated by reference to
         Exhibit 10.13 to Registration Statement on Form S-1, Registration No. 333-
                                                                                    38177).
10.11 .  Continuing Security Agreement by and between NBD Bank, N.A. and
         Made2Manage Systems, Inc. dated March 20, 1995 (Incorporated by reference to
         Exhibit 10.15 to Registration Statement on Form S-1, Registration No. 333-38177).
10.12 .  Form of Made2Manage Systems, Inc. Stock Option Agreement (Incorporated by
         reference to Exhibit 10.16 to Registration Statement on Form S-1, Registration No.
                                                                                333-38177).
10.13 .  Made2Manage Systems, Inc. Employee Stock Option Plan (Incorporated by
         reference to Exhibit 10.17 to Registration Statement on Form S-1, Registration No.
                                                                                333-38177).
10.14 .  Fourth Amendment to Credit Agreement by and between NBD Bank, N.A. and
         Made2Manage Systems, Inc. dated May 14, 1997 (Incorporated by reference to
         Exhibit 10.18 to Registration Statement on Form S-1, Registration No. 333-38177).
10.15 .  Master Demand Business Loan Note by and between NBD Bank, N.A. and
         Made2Manage Systems, Inc. dated May 14, 1997 in the amount of $1,000,000
         (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1,
         Registration No. 333-38177).
10.17 .  Continuing Security Agreement by and between NBD Bank, N.A. and
         Made2Manage Systems, Inc. dated June 25, 1996 (Incorporated by reference to
         Exhibit 10.21 to Registration Statement on Form S-1, Registration No. 333-38177).
10.18 .  Made2Manage Systems, Inc. Employee Stock Purchase Plan (Incorporated by
         reference to Exhibit 10.22 to Registration Statement on Form S-1, Registration
         No. 333-38177).
10.19 .  Third Amended and Restated Modification Agreement (Incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1, Registration No. 333-
                                                                                    38177).
10.20 .  Credit Agreement by and between NBD Bank, N.A. and Teksyn, Inc. dated June 9,
         1995 (Incorporated by reference to Exhibit 10.24 to Registration Statement on
         Form S-1, Registration No. 333-38177).
11.1. .  Statement Regarding Computation of Per Share Earnings.
         No Exhibit.
         No Exhibit.
         No Exhibit.
         No Exhibit
         No Exhibit
         No Exhibit
23.1. .  Consent of Coopers & Lybrand L.L.P., independent public accountants.
         No Exhibit.
         No Exhibit.
         No Exhibit.
27.1. .  Financial Data Schedule.
         No Exhibit.
         No Exhibit.



(b  )    Reports  on  Form  8-K.  None.

(c  )    Exhibits.  See  Index  to  Exhibits.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





MADE2MANAGE SYSTEMS, INC.

                           By:
Date: March 2, 1998 . . .  /s/David B. Wortman
                           David B. Wortman
                           President and Chief
                           Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





Signature. . . . . . . . . . . . . . . . . . . .  Title (Capacity)                     Date

/s/David B. Wortman. . . . . . . . . . . . . . .  President, Chief Executive Officer   March 2, 1998
David B. Wortman . . . . . . . . . . . . . . . .  and Director
                                                  (Principal Executive Officer)
/s/Stephen R. Head . . . . . . . . . . . . . . .  Vice President, Finance and          March 2, 1998
Stephen R. Head. . . . . . . . . . . . . . . . .  Administration, Chief Financial
                                                  Officer, Secretary and Treasurer
                                                  (Principal Financial Officer and
                                                  Principal Accounting Officer)
/s/Ira Coron . . . . . . . . . . . . . . . . . .  Chairman of the Board of Directors   March 2, 1998
Ira Coron
/s/Gregory F. Ehlinger . . . . . . . . . . . . .  Director                             March 2, 1998
Gregory F. Ehlinger
/s/Standish H. O'Grady . . . . . . . . . . . . .  Director                             March 2, 1998
Standish H. O'Grady


MADE2MANAGE SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)






COLUMN A. . . . . . . . . . . .  COLUMN B     COLUMN C    COLUMN C    COLUMN D      COLUMN E
                                              Additions   Additions
                                              Charged     Charged
                                 Balance at   to Costs    to                        Balance
                                 Beginning    and         Support                   at the End of
Description . . . . . . . . . .  of Period    Expenses    Revenue     Deductions    Period

Year Ended December 31, 1995:
Deducted from asset accounts:
Allowance for doubtful accounts  $        75  $       90  $       --  $       (73)  $           92

Year Ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts  $        92  $      140  $       --  $       (44)  $          188

Year Ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts  $       188  $      244  $      169  $      (311)  $          290

INDEX  TO  EXHIBITS





Number Assigned in Regulation S-K
Item 601 . . . . . . . . . . . . .  Exhibit Number
                                                    Description of Exhibit

(2)                                                 No Exhibit.
(3). . . . . . . . . . . . . . . .             3.1  Amended and Restated Articles of Incorporation of Made2Manage
                                                    Systems, Inc. (Incorporated by reference to Exhibit 3.1 to
                                                    Registration Statement on Form S-1, Registration No. 333-38177).
                                               3.2  Amended and Restated Code of By-Laws of Made2Manage Systems, Inc.
                                                    (Incorporated by reference to Exhibit 3.2 to Registration Statement on
                                                    Form S-1, Registration No. 333-38177).
(4). . . . . . . . . . . . . . . .             4.1  Specimen Stock Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No.
                                                                                                                  333-38177).
                                               4.2  See Exhibits 3.1 and 3.2.
(9)                                                 No Exhibit
(10) . . . . . . . . . . . . . . .            10.1  Abra Cadabra Software Reseller Agreement between Abra Cadabra
                                                    Software, Inc. and Made2Manage Systems, Inc., dated August 1, 1995
                                                    (Incorporated by reference to Exhibit 10.3 to Registration Statement on
                                                    Form S-1, Registration No. 333-38177).
                                              10.2  License Agreement by and between Sourcemate Information Systems, Inc and Teksyn, Inc. dated April 1, 1986 (Incorporated by reference to
                                                    Exhibit 10.4 to Registration Statement on Form S-1, Registration No.
                                                                                                                  333-38177).
                                              10.7  First Amendment to Credit Agreement by and between NBD Bank, N.A.
                                                    and Made2Manage Systems, Inc. dated September 27, 1995 (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1,
                                                    Registration No. 333-38177).
                                              10.8  Second Amendment to Credit Agreement by and between NBD Bank,
                                                    N.A. and Made2Manage Systems, Inc. dated March 27, 1996
                                                    (Incorporated by reference to Exhibit 10.12 to Registration Statement on
                                                    Form S-1, Registration No. 333-38177).
                                              10.9  Third Amendment to Credit Agreement by and between NBD Bank, N.A
                                                    . and Made2Manage Systems, Inc. dated June 25, 1996 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1,
                                                    Registration No. 333-38177).
                                             10.11  Continuing Security Agreement by and between NBD Bank, N.A. and
                                                    Made2Manage Systems, Inc. dated March 20, 1995 (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1,
                                                    Registration No. 333-38177).
                                             10.12  Form of Made2Manage Systems, Inc. Stock Option Agreement
                                                    (Incorporated by reference to Exhibit 10.16 to Registration Statement on
                                                    Form S-1, Registration No. 333-38177).
                                             10.13  Made2Manage Systems, Inc. Employee Stock Option Plan (Incorporated
                                                    by reference to Exhibit 10.17 to Registration Statement on Form S-1,
                                                    Registration No. 333-38177).
                                             10.14  Fourth Amendment to Credit Agreement by and between NBD Bank, N.A.
                                                    and Made2Manage Systems, Inc. dated May 14, 1997 (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1,
                                                    Registration No. 333-38177).
                                             10.15  Master Demand Business Loan Note by and between NBD Bank, N.A.
                                                    and Made2Manage Systems, Inc. dated May 14, 1997 in the amount of
                                                    1,000,000 (Incorporated by reference to Exhibit 10.19 to Registration
                                                    Statement on Form S-1, Registration No. 333-38177).
                                             10.17  Continuing Security Agreement by and between NBD Bank, N.A. and
                                                    Made2Manage Systems, Inc. dated June 25, 1996 (Incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1,
                                                    Registration No. 333-38177).
                                             10.18  Made2Manage Systems, Inc. Employee Stock Purchase Plan (Incorporated
                                                    by reference to Exhibit 10.22 to Registration Statement on Form S-1,
                                                    Registration No. 333-38177).
                                             10.19  Third Amended and Restated Modification Agreement (Incorporated by
                                                    reference to Exhibit 10.23 to Registration Statement on Form S-1,
                                                    Registration No. 333-38177).
                                             10.20  Credit Agreement by and between NBD Bank, N.A. and Teksyn, Inc.
                                                    dated June 9, 1995 (Incorporated by reference to Exhibit 10.24 to
                                                    Registration Statement on Form S-1, Registration No. 333-38177).
(11) . . . . . . . . . . . . . . .            11.1  Statement Regarding Computation of Per Share Earnings.
(12)                                                No Exhibit.
(13)                                                No Exhibit.
(16)                                                No Exhibit.
(18)                                                No Exhibit
(21)                                                No Exhibit
(22)                                                No Exhibit
(23) . . . . . . . . . . . . . . .            23.1  Consent of Coopers & Lybrand L.L.P., independent public accountants.
(24)                                                No Exhibit.
(25)                                                No Exhibit.
(26)                                                No Exhibit.
(27) . . . . . . . . . . . . . . .            27.1  Financial Data Schedule.
(28)                                                No Exhibit.
(99)                                                No Exhibit.