Form 10-Q
period 1998-03-31
MADE2MANAGE SYSTEMS INC
filed 1998-05-14
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Or

         TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number: 333-38177


MADE2MANAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

INDIANA. . . . . . . . . . . . . . . . . . . . . . . .              35-1665080
(State or other jurisdiction . . . . . . . . . . . . .        (I.R.S. Employer
of incorporation or organization). . . . . . . . . . .  Identification Number)

9002 PURDUE ROAD, INDIANAPOLIS, IN . . . . . . . . . .                   46268
(Address of principal executive offices) . . . . . . .              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 532-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [X]    No ____

As of April 30, 1998, there were 4,249,553 shares of Common Stock, no par value, outstanding.



MADE2MANAGE SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                              Page
ITEM 1.  Financial Statements

         Condensed Balance Sheets --
         As of March 31, 1998 and December 31, 1997              3

         Condensed Statements of Operations --
         For the three months ended March 31, 1998 and 1997      4

         Condensed Statements of Cash Flows --
         For the three months ended March 31, 1998 and 1997      5

         Notes to Condensed Financial Statements                 6

ITEM 2.  Management's Discussion and Analysis of Financial       8
         Condition and Results of Operations


PART II  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders    18

ITEM 6.  Exhibits and Reports on Form 8-K                       18

         Signatures                                             18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


MADE2MANAGE SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)


                                                                             MARCH 31,     DECEMBER 31,
                                                                                    1998            1997
                                                                              (unaudited)
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $    16,922   $      16,805
Trade accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .        5,586           5,799
Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . .          300             367
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          596             648
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,404          23,619
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .        2,401           1,876
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              65

           Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $    25,805   $      25,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       416   $         556
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,056             595
Accrued compensation and related expenses . . . . . . . . . . . . . . . . .          879           1,406
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,355           4,345
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        6,706           6,902
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          501             354

Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,207           7,256

Stockholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized, no shares
      issued and outstanding in 1998 and 1997 . . . . . . . . . . . . . . .           --              --
Common stock, no par value; 10,000,000 shares authorized, 4,249,553 and
     4,214,803 shares issued and outstanding in 1998 and 1997, respectively       19,938          19,927
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,340)         (1,623)
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .       18,598          18,304

Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $    25,805   $      25,560

See accompanying notes.



MADE2MANAGE SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)


                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                    MARCH  31,           MARCH  31,
                                                   1998                 1997
Revenues:
Software . . . . . . . . . . . . .  $             2,622  $             1,986
Services . . . . . . . . . . . . .                2,031                1,097
Hardware . . . . . . . . . . . . .                  101                  140
Total revenues . . . . . . . . . .                4,754                3,223

Costs of revenues:
Software . . . . . . . . . . . . .                  145                  157
Services . . . . . . . . . . . . .                1,025                  628
Hardware . . . . . . . . . . . . .                   69                   97
     Total costs of revenues . . .                1,239                  882

Gross profit . . . . . . . . . . .                3,515                2,341

Operating expenses:
Sales and marketing. . . . . . . .                1,858                1,221
Product development. . . . . . . .                  773                  521
General and administrative . . . .                  635                  434
Total operating expenses . . . . .                3,266                2,176

Operating income . . . . . . . . .                  249                  165

Other income (expense), net. . . .                  177                  (22)

Income before income taxes . . . .                  426                  143

Income tax provision . . . . . . .                  143                   55

Net income . . . . . . . . . . . .  $               283  $                88

Per share amounts:
     Basic:
          Net income per share . .  $               .07  $               .23
          Average number of shares                4,245                  379

     Diluted:
          Net income per share . .  $               .06  $               .04
          Average number of shares                4,867                2,297

See accompanying notes.



MADE2MANAGE SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                 THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                 MARCH  31,            MARCH  31,
                                                                                1998                  1997
Operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $               283   $                88
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                  206                    72
        Provision for doubtful accounts . . . . . . . . . . . .                  117                    36
        Loss on disposition of property and equipment . . . . .                   34                    --
        Deferred income taxes . . . . . . . . . . . . . . . . .                  117                    49
        Changes in assets and liabilities:
             Trade accounts receivable. . . . . . . . . . . . .                   96                   682
             Prepaid expenses and other . . . . . . . . . . . .                   67                    11
            Accounts payable and accrued liabilities. . . . . .                  321                  (343)
            Accrued compensation and related expenses . . . . .                 (527)                  (62)
            Deferred revenue. . . . . . . . . . . . . . . . . .                  157                   145
        Net cash provided by operating activities . . . . . . .                  871                   678

Investing activities - purchases of property and equipment. . .                 (765)                 (263)

Financing activities:
    Proceeds from common stock options exercised. . . . . . . .                   11                    21
    Proceeds from long-term obligations . . . . . . . . . . . .                   --                   143
    Payments on long-term obligations . . . . . . . . . . . . .                   --                  (290)
        Net cash provided by financing activities . . . . . . .                   11                  (126)

Change in cash and cash equivalents . . . . . . . . . . . . . .                  117                   289
Cash and cash equivalents, beginning of period. . . . . . . . .               16,805                 1,139
Cash and cash equivalents, end of period. . . . . . . . . . . .  $            16,922   $             1,428

Supplemental disclosures:
    Cash paid for:
        Interest expense. . . . . . . . . . . . . . . . . . . .  $                 2   $                72
        Income taxes. . . . . . . . . . . . . . . . . . . . . .                   46                    14


See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
     (unaudited)

1.  DESCRIPTION OF BUSINESS
Made2Manage Systems, Inc. (the "Company") develops, markets and supports business management systems for small and midsize manufacturing companies located primarily in the United States. The Company is dependent upon its primary product, Made2Manage for Windows ("Made2Manage"), which is a fully integrated, Windows NT-based business software Enterprise Resource Planning system for manufacturing companies.

2.  BASIS OF PRESENTATION
The accompanying interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. In management's opinion, this information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information.

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

The operating results for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of U.S. government securities, municipal issues and interest-bearing deposits with major banks. Such investments are valued at cost which approximates market value.

3.  EARNINGS PER SHARE
The earnings per share ("EPS") is determined in accordance with SFAS No. 128 and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Under the treasury stock method the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock.



The reconciliation of basic EPS to diluted EPS for the three months ended
March 31, 1998 and 1997 follows (in thousands, except per share amounts):


                                                                    Per Share
                                                   INCOME   SHARES  AMOUNT
1998:
    Basic EPS . . . . . . . . . . . . . . . . . .  $   283   4,245  $      .07
    Adjustment for diluted EPS -- effect of stock
        options                                                622
    Diluted EPS . . . . . . . . . . . . . . . . .  $   283   4,867  $      .06

1997:
    Basic EPS . . . . . . . . . . . . . . . . . .  $    88     379  $      .23
    Adjustments for diluted EPS:
        Effect of preferred stock                            1,480
        Effect of stock options                                434
        Effect of warrants                                       4
    Diluted EPS . . . . . . . . . . . . . . . . .  $    88   2,297  $      .04



4.    RECLASSIFICATIONS
Certain amounts in the 1997 unaudited condensed consolidated financial statements have been reclassified to conform to the 1998 presentation.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be deemed to include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the Company's strategic plans, (ii) the Company's future profitability, (iii) the Company's policies regarding capital expenditures, financing or other matters, (iv) industry trends affecting the Company's financial condition and results of operations, (v) the Company's sales or marketing plans and (vi) the Company's growth strategy. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this Item 2, and elsewhere in this report, or for other reasons. In light of the uncertainties inherent in any forward-looking statement the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company or the Company's management that the Company's plans and objectives will be achieved.

The Company develops, markets, licenses and supports Made2Manage, an open architecture, standards-based, client/server enterprise resource planning ("ERP") software solution for small and midsize manufacturers engaged in engineer-to-order, make-to-order, make-to-stock and mixed mode operations. The Company has developed manufacturing software applications for this market since its inception in 1986. The Company's first generation of Made2Manage, designed for PC networks running the DOS operating system on Novell networks, was introduced in 1988, and the Company introduced a UNIX version of Made2Manage in 1990. The Company continues to support its existing DOS and UNIX customers, but ceased offering the DOS and UNIX versions to new customers in 1995 and 1994, respectively.

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


                                   Three Months Ended   Three Months Ended   Percent
                                   MARCH  31,           MARCH  31,           INCREASE
                                                 1998                 1997   (DECREASE)
Revenues:
    Software. . . . . . . . . . .                55.2%                61.6%       32.0%
    Services. . . . . . . . . . .                42.7                 34.1        85.1
    Hardware. . . . . . . . . . .                 2.1                  4.3       (27.9)
        Total revenues. . . . . .               100.0                100.0        47.5
Cost of revenues:
    Software. . . . . . . . . . .                 3.1                  4.9        (7.6)
    Services. . . . . . . . . . .                21.5                 19.5        63.2
    Hardware. . . . . . . . . . .                 1.5                  3.0       (28.9)
        Total costs of revenues .                26.1                 27.4        40.5
Gross profit. . . . . . . . . . .                73.9                 72.6        50.1
Operating expenses:
    Sales and marketing . . . . .                39.1                 37.9        52.2
    Product development . . . . .                16.3                 16.2        48.4
    General and administrative. .                13.3                 13.4        46.3
        Total operating expenses.                68.7                 67.5        50.1
Operating income. . . . . . . . .                 5.2                  5.1        50.9
Other income (expense), net . . .                 3.7                  (.7)         NM
Income before taxes . . . . . . .                 8.9                  4.4       197.9
Income tax provision (benefit). .                 3.0                  1.7       160.0
Net income. . . . . . . . . . . .                 5.9%                 2.7%      221.6

NM - Not Meaningful


COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  1998  AND  1997
Revenues
Revenues are derived from software license fees, service and support fees and hardware sales. Total revenues increased by over $1.5 million, or --47.5%, to $4.8 million for the three months ended March 31, 1998 from $3.2 million for the three months ended March 31, 1997. The increase was primarily due to a greater volume of license transactions, an increase in average contract amount, sales of new software modules, an increase in market awareness and acceptance of the Company's Windows product and an expansion of the Company's
sales and marketing organizations.   The Company has not historically
recognized significant annual revenues from any single customer.

Software Revenues. Software revenues increased by $600,000, or 32.0%, to $2.6 million for the three months ended March 31, 1998 from $2.0 million for the three months ended March 31, 1997. Software license revenues constituted 55.2% and 61.6% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in software license revenues for the three months ended March 31, 1998 was primarily due to a greater volume of license transactions and an increase in average contract amount.

Services Revenues. Services revenues increased by $934,000, or 85.1%, to $2.0 million for the three months ended 1998 from $1.1 million for the three months ended March 31, 1997. These revenues constituted 42.7% and 34.1% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in revenues were due to (i) an increase in support fees resulting from an expanded user base, (ii) delivery of expanded implementation and consulting services offerings and (iii) delivery of expanded educational offerings.

Hardware Revenues. Hardware revenues decreased by $39,000, or 27.9%, to $101,000 for the three months ended March 31, 1998 from $140,000 for the three months ended March 31, 1997. These revenues constituted 2.1% and 4.3% of total revenues for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31,1998, the Company limited the type of hardware equipment it sold to certain bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

Costs  of  Revenues
Costs of Software Revenues. Costs of software revenues totaled $145,000 and $157,000 for the three months ended March 31, 1998 and 1997, respectively, resulting in gross profits of 94.5% and 92.1% of software revenues, respectively. The increase in the gross profit for the three months ended March 31, 1998 was due to a reduction in the sales of certain third party software that the Company resells.

Costs of Services Revenues. Costs of services revenues totaled $1.0 million and $628,000 for the three months ended March 31, 1998 and 1997, respectively, resulting in gross profits of 49.5% and 42.8% of service revenues, respectively. The dollar increases were due primarily to the growth in the Company's installed customer base and related support services revenue, which resulted in an increase in the staffing levels for technical support, implementation, consulting and education services.

Costs of Hardware. Costs of hardware totaled $69,000 and $97,000 for the three months ended March 31, 1998 and 1997, respectively. The gross profit from hardware was 31.7% and ----30.7% of hardware revenues for the three months ended March 31, 1998 and 1997, respectively.

Operating  Expenses
Sales and Marketing Expenses. Sales and marketing expenses were $1.9 million and $1.2 million for the three months ended March 31, 1998 and 1997, respectively, representing 39.1% and 37.9% of total revenues, respectively. The increase in sales and marketing expenses was primarily due to increased
(i) staffing as the Company expanded its field sales force and marketing staff, (ii) commissions as a result of increased software license revenues,
(iii) marketing activities, including promotional activities and (iv) travel expenses related to sales and marketing efforts.

Product Development Expenses. Product development expenses were $773,000 and $521,000 for the three months ended March 31, 1998 and 1997, respectively, representing 16.3% and 16.2% of total revenues, respectively. The increase was a result of increased staffing. The Company did not capitalize any software development costs during these periods.

General and Administrative Expenses. General and administrative expenses were $635,000 and $434,000 for the three months ended March 31, 1998 and 1997, respectively, representing 13.3% and 13.4% of total revenues, respectively. The dollar increase of $201,000 resulted primarily from additional costs incurred to support the growth of the Company's operations and, to a lesser extent, as a result of the addition of personnel.

Other  Income  (Expense),  Net
Other income (expense), net was $177,000 and $(22,000) for the three months ended March 31, 1998 and 1997, respectively, representing 3.7% and (.7)% of total revenues, respectively. Other income in 1998 is principally a result of interest earned on the proceeds of the Company's initial public offering, which was completed in December 1997. Other expense in 1997 was principally interest on borrowings which were subsequently repaid from proceeds of the initial public offering.

Income  Tax  Provision
The income tax provision effective rate was 33.6% and 38.5% for the three months ended March 31, 1998 and 1997, respectively. The effective rate is lower for the three months ended March 31, 1998 due to the impact of tax free interest included in other income (expense), net.

LIQUIDITY  AND  CAPITAL  RESOURCES
The Company has funded its operations to date primarily through equity capital, including the Company's initial public offering of Common Stock in December 1997, debt and cash generated from operations. As of March 31, 1998, the Company had $16.9 million of cash and cash equivalents resulting principally from the proceeds of the Company's initial public offering.

Cash flows from operations were $871,000 and $678,000 for the three months ended March 31, 1998 and 1997, respectively. Cash was used in investing activities for the purchase of computer and telephone equipment and office furniture which aggregated $765,000 and $263,000 for the three months ended March 31, 1998 and 1997, respectively.

At March 31, 1998, the Company had working capital of $16.7 million, including accounts receivable, net of allowance for doubtful accounts, of $5.6 million. The average accounts receivable days sales outstanding was 106 days as of March 31, 1998 and was 102 days at December 31, 1997. Deferred revenue increased to $4.9 million at March 31, 1998 from $4.7 million at December 31, 1997 due to (i) an increased number of contracts that included service fees, which are deferred until provided, and (ii) a greater number of support agreements for multiple years of support, which are recognized on a straight-line basis over the support period. Deferred revenue is related to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

The Company has a revolving credit agreement with a commercial bank which expires on July 1, 1998, under which borrowings bear interest at the rate of prime plus .75% per annum (9.25% at March 31, 1998). Loans under the revolving credit agreement are limited, in the aggregate, to the lesser of $1 million and a "borrowing base" amount. As of March 31, 1998, the Company satisfied the borrowing base requirements and was eligible to borrow up to the maximum of $1.0 million under the revolving credit agreement. The Company has not borrowed under the revolving line of credit.

Management believes that cash and cash equivalents, cash flow from operations and credit commitments will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through 1998.

YEAR  2000  COMPLIANCE
The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue.

The Company utilizes a combination of its own software and other commercially available software for its internal operations. At this time, the Company believes that there will be no significant costs associated with the Year 2000
issue for its internal operations.   The Company is not presently aware of any
Year 2000 issues that have been encountered by an third-party providers whose services are critical to the Company. The Company intends to continue to monitor the efforts of such providers with respect to Year 2000 compliance.

The Company continuously tests its newly developed software for Year 2000 compliance and, as of this date, is not aware of any problems related to Year 2000 compliance for software products it is currently distributing. The Company's legacy DOS and UNIX products are not Year 2000 compliant and no further sales, distribution or development of these products is, to the Company's knowledge, taking place. The Company notified customers of these prior versions in 1996 of this non-compliance and customers were given aggressive upgrade pricing and assistance to migrate to the current Year 2000 compliant Windows version.

Although based on its on-going evaluations the Company does not believe the Year 2000 will have a significant impact on the Company's internal operations or on software developed by the Company for clients, there can be no assurance for any company or industry, including the Company, that interruptions of operations will not occur because of Year 2000 problems or that the Company will not become involved in disputes with clients regarding Year 2000 problems involving software licensed to clients.

ACCOUNTING  PRONOUNCEMENTS
American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997. SOP 97-2 is effective for transactions entered into by the Company after December 31, 1997. SOP-2 provides guidance on the recognition of revenue for software arrangements consisting of multiple elements. The revenue for an individual element is allocated based on the relative fair market value of that element as compared to the total price. Revenue is recognized on each element as that element is performed or completed. SOP 97-2 did not have a material effect upon the Company's 1998 financial statements.

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

Dependence  on  Third  Party  Technologies
Made2Manage uses a variety of third party technologies, including operating systems, tools and other applications developed and supported by Microsoft Corporation ("Microsoft"). There can be no assurance that Microsoft will continue to support the operating systems, tools and other applications utilized by Made2Manage or that they will continue to be widely accepted in the Company's target market. Made2Manage relies heavily on Microsoft's Visual Studio, and there can be no assurance that Microsoft will not discontinue or otherwise fail to support Visual Studio or any of its components. In addition, the Company uses a number of other programming tools and applications, including ActiveX, OLE, ODBC, OLEDB and Internet Information Server.

The Company sub-licenses and resells various third party products, including Microsoft Visual Foxpro, Microsoft Project, InstallShield, Abra for Windows, FRx, Cryptor and bar code hardware and software. There can be no assurance that these third party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in the Company's target market. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

Product  Development
The Company's growth and future financial performance depend in part upon its ability to enhance existing applications and to develop and introduce new applications to incorporate technological advances that satisfy customer requirements or expectations. As a result of the complexities inherent in product development, there can be no assurance that either improvements to Made2Manage or applications the Company develops in the future will be delivered on a timely basis or ultimately accepted in the market. Any failure by the Company to anticipate or respond adequately to technological development or end-user requirements, or any significant delays in product development or introduction, could damage the Company's competitive position and have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's competitors include a large number of software and system vendors, many of which are public companies and also private companies. In addition, there are numerous national and regional vendors that offer alternative systems. Several software companies that have traditionally marketed ERP systems to larger manufacturers have announced initiatives to market ERP systems to midsize manufacturers. Many of the Company's existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger installed base of customers than the Company. There can be no assurance that such competitors will not offer or develop products that are superior to Made2Manage or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for Made2Manage, the Company's business, financial condition and results of operation would be adversely affected.

Relationships  with  Value  Added  Resellers
Historically, the Company has distributed its software products through a direct sales force and a network of value added resellers ("VARs"). A significant portion of licenses of Made2Manage sold to new customers is sold by VARs. If some or all of the VARs in the Company's network reduce their efforts to sell Made2Manage, promote competing products or terminate their relationships with the Company, the Company's business, financial condition and results of operation would be materially and adversely affected. Furthermore, VARs frequently develop strong relationships with their customers, so if VARs in the Company's network criticize the Company or its products to their customers, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Possible  Volatility  of  Stock  Price
The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new applications by the Company or its competitors, the failure of the Company's earnings to meet the expectations of securities analysts and investors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

Shares  Eligible  for  Future  Sale;  Registration  Rights
The sale of a substantial number of shares of Common Stock in the public market could adversely affect the market price of Common Stock. As of April 30, 1998, the Company had 4,249,553 shares of Common Stock outstanding, of which 1,819,913 shares of Common Stock are "Restricted Shares," which are subject to restrictions under the Securities Act. Substantially all of the Restricted Shares are subject to lock-up agreements under which the holders have agreed not to sell or otherwise dispose of any of their shares for a period of six months after December 19, 1997 ("Lock-up Agreements") without the prior written consent of First Albany Corporation. In its sole discretion and at any time without notice, First Albany Corporation may release all or any portion of the shares of Common Stock subject to the Lock-up Agreements. Of the Restricted Shares, 275,209 will become available for sale in the public market immediately following expiration of the six month lock-up period pursuant to Rule 144(k), and 1,520,198 will become eligible for sale in the public market following the expiration of the six month lock-up period, subject to the volume and other limitations of Rule 144 and Rule 701. As of April 30, 1998, there were options outstanding to purchase 1,414,906 shares of Common Stock at a weighted average price of $4.75 per share under Made2Manage Systems, Inc. Stock Option Plan (the "Option Plan"), of which options to purchase 542,783 shares of Common Stock were then vested and exercisable. All holders of options exercisable as of April 30, 1998 have signed Lock-up Agreements. The Company has reserved 133,438 shares for future grant under the Option Plan. The Company has reserved 100,000 shares of Common Stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). To date, 1,372 shares have been issued under the Stock Purchase Plan. The Company filed registration statements registering shares of Common Stock issued pursuant to the Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

Holders of approximately 1.5 million shares of Common Stock, have certain rights with respect to the registration of their shares under the Securities Act. If the holders of registration rights cause a large number of shares of Common Stock to be registered and sold in the public market, such sales could have a material adverse effect on the market price for the Common Stock. If the Company were required to include these shares in a Company-related registration under the Securities Act pursuant to the exercise of piggyback registration rights, such sales could have a material adverse effect on the Company's ability to raise capital.

Absence  of  Dividends
The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

Investment  Risk
Despite the high credit ratings on the Company's cash equivalents, there is no assurance such agencies will not default on their obligations which could result in losses of principal and accrued interest to the Company.

                          PART II - OTHER INFORMATION

ITEM  2.    CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
On January 29, 1998, the Company issued 20,000 shares of Common Stock to Ira Coron, the Chairman of the Company's Board of Directors upon the exercise of options granted pursuant to the Option Plan for $4,000. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Rule 701 of the Securities and Exchange Commission (the "SEC").

On December 19, 1997, the SEC declared the Company's Registration Statement on Form S-1, File No. 333-38177, effective. Item 5 of Part II of the Company's Form 10-K for the fiscal year ended December 31, 1997 set forth information regarding the amount and the use of the proceeds from the offering pursuant to such Registration Statement. Such information has not changed since its disclosure in the Form 10-K.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
The Annual Meeting of Stockholders was held on April 22, 1998 at which meeting the stockholders approved the following proposals.


Proposal 1    Election of Directors to serve until the next Annual Meeting of
Shareholders.


                     Votes      Votes
                     For        Against  Abstentions
Ira Coron . . . . .  3,732,942    1,790           --
Gregory F. Ehlinger  3,733,942      790           --
David B. Wortman. .  3,733.942      790           --





Proposal 2     The stockholders approved an amendment to Option Plan to
annually increase the number of shares available and reserved for issuance under the Option Plan by 5% of the total number of shares of Common Stock outstanding on the last day of the prior fiscal year plus the total number of shares of Common Capital Stock reserved for issuance upon the exercise of stock options outstanding on the last day of the prior fiscal year.


Votes For . .  2,293,707
Votes Against    580,054
Abstentions .     12,575




ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
        See Index to Exhibits.

(b)     Reports on Form 8-K
        No reports on Form 8-K were filed during the current period.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1998

MADE2MANAGE SYSTEMS, INC.

/s/ David B. Wortman
David B. Wortman
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Stephen R. Head
Stephen R. Head
Vice President, Finance and Administration,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)



INDEX TO EXHIBITS



Number Assigned
in Regulation S-K.  Exhibit
Item 601 . . . . .  Number   Description of Exhibit

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
                             and Made2Manage Systems, Inc., dated August 1, 1995 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1, Registration No. 333-
                             38177).
                       10.2  License Agreement by and between Sourcemate Information Systems, Inc. and
                             Teksyn, Inc. dated April 1, 1986 (Incorporated by reference to Exhibit 10.4 to
                             Registration Statement on Form S-1, Registration No. 333-38177).
                       10.7  First Amendment to Credit Agreement by and between NBD Bank, N.A. and
                             Made2Manage Systems, Inc. dated September 27, 1995 (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1, Registration No. 333-
                             38177).
                       10.8  Second Amendment to Credit Agreement by and between NBD Bank, N.A. and
                             Made2Manage Systems, Inc. dated March 27, 1996 (Incorporated by reference to
                             Exhibit 10.12 to Registration Statement on Form S-1, Registration No. 333-
                             38177).
                       10.9  Third Amendment to Credit Agreement by and between NBD Bank, N.A. and
                             Made2Manage Systems, Inc. dated June 25, 1996 (Incorporated by reference to
                             Exhibit 10.13 to Registration Statement on Form S-1, Registration No. 333-
                             38177).
                      10.11  Continuing Security Agreement by and between NBD Bank, N.A. and
                             Made2Manage Systems, Inc. dated March 20, 1995 (Incorporated by reference to
                             Exhibit 10.15 to Registration Statement on Form S-1, Registration No. 333-
                             38177).
                      10.12  Form of Made2Manage Systems, Inc. Stock Option Agreement (Incorporated by
                             reference to Exhibit 10.16 to Registration Statement on Form S-1, Registration
                             No. 333-38177).
                      10.13  Made2Manage Systems, Inc. Employee Stock Option Plan (Incorporated by
                             reference to Exhibit 10.17 to Registration Statement on Form S-1, Registration
                             No. 333-38177).
                      10.14  Fourth Amendment to Credit Agreement by and between NBD Bank, N.A. and
                             Made2Manage Systems, Inc. dated May 14, 1997 (Incorporated by reference to
                             Exhibit 10.18 to Registration Statement on Form S-1, Registration No. 333-
                             38177).
                      10.15  Master Demand Business Loan Note by and between NBD Bank, N.A. and
                             Made2Manage Systems, Inc. dated May 14, 1997 in the amount of $1,000,000
                             (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-
                             1, Registration No. 333-38177).
                      10.17  Continuing Security Agreement by and between NBD Bank, N.A. and
                             Made2Manage Systems, Inc. dated June 25, 1996 (Incorporated by reference to
                             Exhibit 10.21 to Registration Statement on Form S-1, Registration No. 333-
                             38177).
                      10.18  Made2Manage Systems, Inc. Employee Stock Purchase Plan (Incorporated by
                             reference to Exhibit 10.22 to Registration Statement on Form S-1, Registration
                             No. 333-38177).
                      10.19  Third Amended and Restated Modification Agreement between Teksyn, Inc., the
                             Series A. Purchasers, the Series B Purchasers, the Series C Purchasers and the
                             Series D Purchasers (ass as defined therein) dated as of April 12, 1991
                             (Incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-
                             1, Registration No. 333-38177).
                      10.20  Credit Agreement by and between NBD Bank, N.A. and Teksyn, Inc. dated June
                             9, 1995 (Incorporated by reference to Exhibit 10.24 to Registration Statement on
                             Form S-1, Registration No. 333-38177).
(11)                         No Exhibit.
(12)                         No Exhibit.
(13)                         No Exhibit.
(16)                         No Exhibit.
(18)                         No Exhibit
(21)                         No Exhibit
(22)                         No Exhibit
(23)                         No Exhibit.
(24)                         No Exhibit.
(25)                         No Exhibit.
(26)                         No Exhibit.
(27) . . . . . . .     27.1  Financial Data Schedule.
(28)                         No Exhibit.
(99)                         No Exhibit.