Form 10-Q
period 1998-06-30
MADE2MANAGE SYSTEMS INC
filed 1998-08-14
CIK 1038271

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.  20549
________________

FORM  10-Q
________________

(Mark  One)
  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
     FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1998

Or

            TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR  THE  TRANSITION  PERIOD  FROM  ____  TO  ____

Commission  file  number:  333-38177






MADE2MANAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

INDIANA                                                                          35-1665080
(State or other jurisdiction                                               (I.R.S. Employer
of incorporation or organization)                                    Identification Number)


9002 PURDUE ROAD, INDIANAPOLIS, IN                                                    46268
(Address of principal executive offices)                                         (Zip Code)

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

     Yes      [X]          No

As of July 31, 1998, there were 4,272,382 shares of Common Stock, no par value, outstanding.



MADE2MANAGE  SYSTEMS,  INC.
FORM  10-Q
TABLE  OF  CONTENTS




PART I   FINANCIAL INFORMATION                                             Page

ITEM 1.  Financial Statements

         Condensed Balance Sheets
         As of June 30, 1998 and December 31, 1997                            3

         Condensed Statements of Income
         For the three months and six months ended June 30, 1998 and 1997     4

         Condensed Statements of Cash Flows
         For the six months ended June 30, 1998 and 1997                      5

         Notes to Condensed Financial Statements                              6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7

PART II  OTHER INFORMATION

ITEM 5.  Other Information                                                   19

ITEM 6.  Exhibits and Reports on Form 8-K                                    19

         Signatures                                                          20

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


MADE2MANAGE  SYSTEMS,  INC.
CONDENSED  BALANCE  SHEETS
(in  thousands,  except  share  data)



                                                                            June 30,      December 31,
                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                              $    11,416   $      16,805
     Investments                                                                  5,580              --
     Trade accounts receivable                                                    6,396           5,799
     Prepaid expenses and other                                                     450             367
     Deferred income taxes                                                          485             648
          Total current assets                                                   24,327          23,619
Property and equipment, net                                                       2,878           1,876
Deferred income taxes                                                                --              65
          Total assets                                                      $    27,205   $      25,560
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $       819   $         556
     Accrued liabilities                                                            466             595
     Accrued compensation and related expenses                                    1,177           1,406
     Deferred revenue                                                             5,093           4,345
          Total current liabilities                                               7,555           6,902
Deferred revenue                                                                    675             354
          Total liabilities                                                       8,230           7,256
Stockholders' equity:
     Preferred stock, no par value; 2,000,000 shares authorized, no shares
          issued and outstanding in 1998 and 1997                                    --              --
     Common stock, no par value; 10,000,000 shares authorized,
          4,255,779 and 4,214,803 shares issued and outstanding in 1998
	      and 1997, respectively                                                 19,952          19,927
     Accumulated deficit                                                          (977)         (1,623)
          Total stockholders' equity                                             18,975          18,304
          Total liabilities and stockholders' equity                        $    27,205   $      25,560

See accompanying notes.



 MADE2MANAGE  SYSTEMS,  INC.
CONDENSED  STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)
(unuadited)




                                    THREE MONTHS         THREE MONTHS          SIX MONTHS   SIX MONTHS
                                    ENDED                ENDED                 ENDED        ENDED
                                    JUNE 30,             JUNE 30,              JUNE 30,     JUNE 30,
                                    1998                 1997                  1998         1997

Revenues:
     Software                       $             3,472  $             2,545   $     6,094  $     4,531
     Services                                     2,193                1,188         4,224        2,285
     Hardware                                       160                  104           261          244
          Total revenues                          5,825                3,837        10,579        7,060

Costs of revenues:
     Software                                       260                  156           405          313
     Services                                     1,187                  885         2,212        1,513
     Hardware                                       107                   74           176          171
          Total costs of revenues                 1,554                1,115         2,793        1,997

          Gross profit                            4,271                2,722         7,786        5,063

Operating expenses:
     Sales and marketing                          2,254                1,509         4,112        2,730
     Product development                            929                  550         1,702        1,071
     General and administrative                     736                  470         1,371          904
          Total operating expenses                3,919                2,529         7,185        4,705

Operating income                                    352                  193           601          358

Other income (expense), net                         149                  (19)          326          (41)

Income before income taxes                          501                  174           927          317

Income tax provision                                138                   66           281          121

Net income                          $               363  $               108   $       646  $       196

Per share amounts:
     Basic:
          Net income per share      $               .09  $               .28   $       .15  $       .51
          Average number of shares                4,253                  392         4,245          385
     Diluted:
          Net income per share      $               .07  $               .05   $       .13  $       .09
          Average number of shares                5,078                2,299         4,981        2,298


See  accompanying  notes.



MADE2MANAGE  SYSTEMS,  INC.
CONDENSED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)




                                                     Six Months Ended    Six Months Ended
                                                     June 30,            June 30,
                                                     1998                1997

Operating activities:
     Net income                                      $             646   $             196
     Adjustments to reconcile net income to net
     cash provided by
           operating activities:
          Depreciation and amortization of property
          and equipment                                            422                 159

          Provision for doubtful accounts                          218                 160

          Loss on disposition of property and
          equipment                                                 34                  --

          Deferred income taxes                                    228                 104

          Changes in assets and liabilities:
               Trade accounts receivable                          (815)               (502)

               Prepaid expenses and other                          (83)               (126)

               Accounts payable and accrued
               liabilities                                         134                (127)

               Accrued compensation and related
               expenses                                           (229)               (180)

               Deferred revenue                                  1,069                 854

          Net cash provided by operating activities              1,624                 538



Investing activities:

     Purchases of investments                                   (5,580)                 --

     Purchases of property and equipment                        (1,458)               (608)

          Net cash used by financing activities                 (7,038)               (608)



Financing activities:

     Proceeds from long-term obligations                            --                 398

     Proceeds from common stock options
     exercised                                                      25                  26

     Payments on long-term obligations                              --                (371)

          Net cash provided by financing activities                 25                  53



Change in cash and cash equivalents                             (5,389)                (17)

Cash and cash equivalents, beginning of period                  16,805               1,139

Cash and cash equivalents, end of period             $          11,416   $           1,122

Supplemental disclosures:

     Cash paid for:

          Interest expense                           $               2   $              56

          Income taxes                                             176                  22

See  accompanying  notes.

MADE2MANAGE  SYSTEMS,  INC.
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
(unaudited)

1.  DESCRIPTION  OF  BUSINESS

Made2Manage Systems, Inc. (the Company ) develops, markets and supports business management systems for small and midsize manufacturing companies located primarily in the United States. The Company is dependent upon its primary product, Made2Manage for Windows ( Made2Manage ), which is a fully integrated, Windows NT-based business software Enterprise Resource Planning system for manufacturing companies.

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

3.  EARNINGS  PER  SHARE

The earnings per share ("EPS") is determined in accordance with SFAS No. 128 and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the if converted method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Under the treasury stock method the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock.

The reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 1998 and 1997 follows (in thousands, except per share amounts):







                                     Three                    Six
                                     Months                   Months
                                                      Per                      Per
                                                      Share                    Share
                                     Income   Shares  Amount  Income   Shares  Amount

1998:
     Basic EPS                       $   363   4,253     .09      646   4,245     .15
     Adjustment for diluted EPS --       ---     825              ---     736
          effect of stock options
     Diluted EPS                     $   363   5,078     .07  $   646   4,981     .13

1997:
     Basic EPS                       $   108     392     .28      196     385     .51
     Adjustment for diluted EPS:
          Effect of preferred stock            1,480                    1,480
          Effect of stock options                423                      429
          Effect of warrants                       4                        4
     Diluted EPS                     $   108   2,299     .05  $   196   2,298     .09



4.  RECLASSIFICATIONS

Certain amounts in the 1997 unaudited condensed financial statements have been reclassified to conform to the 1998 presentation.

5.  SUBSEQUENT  EVENT

On August 3, 1998, the Company acquired all of the outstanding capital stock of Bridgeware, Inc. ("Bridgeware"), a privately held software company that develops, markets and supports Advanced Planning and Scheduling software and related services throughout North America, South America and Europe. The transaction was consummated for approximately $3.4 million in cash and approximately 91,000 shares of the Company's common stock, which had a market value of $1.0 million at the time of acquisition. An escrow account was established for $250,000 of the cash portion of the purchase price and is subject to a closing balance sheet audit and resolution of certain defined matters. The shares issue have not been registered and are subject to re-sale in accordance with the provisions of Rule 144.


The acquisition will be accounted for as a purchase. Accordingly, the results of operation of Bridgeware and the fair market value of the acquired assets and assumed liabilities will be included in the Company's financial results as of the date of acquisition. The amounts to be allocated to acquired assets and assumed liabilities is not yet determined. However, it is anticipated, based on indications of the value of in-process research and development by an independent appraiser, that an amount in excess of $3 million will be determined to represent technology which has not reached technological feasibility. Such amount will be expensed in the third quarter of 1998. The amounts not allocated to acquired assets and assumed liabilities or expensed as in-process research and development will be allocated to an intangible asset which is expected to be amortized on a straight-line basis over five years.

 ITEM 2. MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be deemed to include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the Company's strategic plans, (ii) the Company's future profitability, (iii) the Company's policies regarding capital expenditures, financing or other matters, (iv) industry trends affecting the Company's financial condition and results of operations, (v) the Company's sales or marketing plans and (vi) the Company's growth strategy. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this Item 2, and elsewhere in this report, or for other reasons. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company or the Company s management that the Company's plans and objectives will be achieved.

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

The Company's revenues are derived from software license fees, service and support fees and hardware sales. Software revenues are generated from licensing software to new customers, from the conversion of existing DOS or UNIX customers to the Windows version of Made2Manage, from current customers increasing the number of licensed users and from licensing new modules. The Company recognizes revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Service revenues are generated from
(i) annual fees paid by customers to receive the Company's customer support services and Made2Manage software upgrades and (ii) implementation, education and consulting services. Support is typically purchased with the initial software license and is renewable annually. Support fees are recognized ratably over the term of the agreement. Service revenues from implementation, education and consulting services are generally included in the initial agreement. The Company recognizes revenue from these services as they are performed. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

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






                                   Three                         Six
                                   Months                        Months
                                   Ended             Percent     Ended             Percent
                                   June 30           Increase    June 30           Increase
                                      1998    1997   (Decrease)     1998    1997   (Decrease)

Revenues:
     Software                         59.6%   66.3%       36.4%     57.6%   64.2%        34.5
     Services                         37.7    31.0        84.6      39.9    32.4         84.9
     Hardware                          2.7     2.7        53.9       2.5     3.4          7.0
          Total revenue              100.0   100.0        51.8     100.0   100.0         49.8

Cost of revenues:
     Software                          4.5     4.1        66.7       3.8     4.5         29.4
     Services                         20.4    23.1        34.1      20.9    21.4         46.2
     Hardware                          1.8    1.94         4.6       1.7     2.4          2.9
          Total costs of revenues     26.7    29.1        39.4      26.4    28.3         39.9
          Gross profit                73.3    70.9        56.9      73.6    71.7         53.8

Operating expenses:
     Sales and marketing              38.7    39.3        49.4      38.9    38.6         50.6
     Product development              16.0    14.3        68.9      16.1    15.2         58.9
     General and
         administrative               12.6    12.3        56.6      12.9    12.8         51.7

          Total operating
          expenses                    67.3    65.9        55.0      67.9    66.6         52.7

Operating income                       6.0     5.0        82.4       5.7     5.1         67.9
Other income (expense), net            2.6     (.5)  NM              3.1     (.6)  NM
Income before income taxes             8.6     4.5       187.9       8.8     4.5        192.4
Income tax provision                   2.4     1.7       109.1       2.7     1.7        132.2
Net income                             6.2%    2.8%      236.1       6.1%    2.8%       229.6

NM   Not Meaningful



COMPARISON  OF  THREE  AND  SIX  MONTHS  ENDED  JUNE  30,  1998  AND  1997

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. Total revenues increased by $2.0 million, or 51.8%, to $5.8 million for the three months ended June 30, 1998 from $3.8 million for the three months ended June 30, 1997. Total revenues increased by $3.5 million, or 49.8%, to $10.6 million for the six months ended June 30, 1998 from $7.1 million for the six months ended June 30,1997. The increase for the three and six months ended June 30, 1998 was primarily due to a greater volume of license transactions, an increase in average contract amount, sales of new software modules and an increase in the delivery of implementation, education and support services. Revenues were also positively impacted by an increase in market awareness and acceptance of the Company's Microsoft Windows-based product and an expansion of the Company's sales and marketing organizations. The Company has not historically recognized significant annual revenues from any single customer.

Software Revenues. Software revenues increased by $927,000, or 36.4%, to $3.5 million for the three months ended June 30, 1998 from $2.5 million for the three months ended June 30, 1997. For the six months ended June 30,1998, software revenues increased by $1.6 million, or 34.5%, to $6.1 million from $4.5 million for the six months ended June 30 1997. Software license revenues constituted 59.6% and 66.3% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 57.6 and 64.2% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in software license revenues for the three and six months ended June 30, 1998 was primarily due to a greater volume of license transactions and the increase in the average contract amount. The decrease in the percentage of total revenues represented by software revenue results from the more significant rate of growth in services revenues.

Services Revenues. Services revenues increased by $1.0 million, or 84.6%, to $2.2 million for the three months ended June 30, 1998 from $1.2 million for the three months ended June 30, 1997. For the six months ended June 30,1998, services revenues increased $1.9 million, or 84.9%, to $4.2 million from $2.3 million for the six months ended June 30,1997. These revenues constituted 37.7% and 31.0% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 39.9% and 32.4% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in revenues for the three and six months ended June 30, 1998 was due to (i) an increase in support fees resulting from an expanded user base, (ii) delivery of expanded implementation and consulting services offerings and (iii) delivery of expanded educational offerings.

Hardware Revenues. Hardware revenues increased by $56,000, or 53.9%, to $160,000 for the three months ended June 30, 1998 from $104,000 for the three months ended June 30, 1997. For the six months ended June 30,1998, hardware revenue increased by $17,000, or 7.0%, to $261,000 from $244,000 for the six months ended June 30, 1997. These revenues constituted 2.7%, 2.7%, 2.5%, and 3.4 % of total revenues for the three and six month periods ended June 30, 1998 and 1997. The Company limits the type of hardware equipment it sells to certain bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

Costs  of  Revenues

Costs of Software Revenues. Costs of software revenues totaled $260,000 and $156,000 for the three months ended June 30, 1998 and 1997, respectively, resulting in gross profits of 92.5% and 93.9% of software revenues, respectively. The slight decrease in the gross profit for the three months ended June 30, 1998 was due to an increase in the sales of certain third party software that the Company resells. For the six months ended June 30,1998, costs of software revenues totaled $405,000 and for the six months ended June 30,1997, costs of software revenues totaled $313,000, resulting in gross profits of 93.4% and 93.1% of software revenues, respectively.

Costs of Services Revenues. Costs of services revenues totaled $1.2 million and $885,000 for the three months ended June 30, 1998 and 1997, respectively, resulting in gross profits of 45.9% and 25.5% of service revenues, respectively. The dollar increases in cost were due primarily to the growth in the Company's installed customer base and related support services revenue, which resulted in an increase in the staffing levels for technical support, implementation, consulting and education services. In 1997 there were non-recurring costs to develop a DOS to Windows migration program which caused the margin percentage to be lower compared to 1998. Cost of services revenues totaled $2.2 million and $1.5 million for the six months ended June 30, 1998 and 1997, respectively, resulting in gross profits of 47.6% and 33.8% of service revenues, respectively.

Costs of Hardware. Costs of hardware totaled $107,000 and $74,000 for the three months ended June 30, 1998 and 1997, respectively. The gross profit from hardware was 33.1% and 28.8% of hardware revenues for the three months ended June 30, 1998 and 1997, respectively. Costs of hardware totaled $176,000 and $171,000 for the six months ended June 30,1998 and 1997, respectively. Gross profits were 32.6% and 29.9% of hardware revenues for the six months ended June 30,1998 and 1997, respectively.

Operating  Expenses

Sales and Marketing Expenses. Sales and marketing expenses were $2.3 million and $1.5 million for the three months ended June 30, 1998 and 1997, respectively, representing 38.7% and 39.3% of total revenues, respectively. For the six months ended June 30, 1998 and 1997, sales and marketing expenses were $4.1 million and $2.7 million, respectively, representing 38.9% and 38.6% of total revenues, respectively. The dollar increase in sales and marketing expenses was primarily due to increased (i) staffing as the Company expanded its field sales force and marketing staff, (ii) commissions as a result of increased software license revenues, (iii) marketing activities, including promotional activities and (iv) travel expenses related to sales and marketing efforts.

Product Development Expenses. Product development expenses were $929,000 and $550,000 for the three months ended June 30, 1998 and 1997, respectively, representing 16.0% and 14.3% of total revenues, respectively. Development expenses were $1.7 million for the six months ended June 30,1998 and $1.1 million for the six months ended June 30,1997, or 16.1% and 15.2% of total revenues, respectively. The increase was a result of increased staffing. The Company did not capitalize any software development costs during these periods.

General and Administrative Expenses. General and administrative expenses were $736,000 and $470,000 for the three months ended June 30, 1998 and 1997, respectively, representing 12.6% and 12.3% of total revenues, respectively. General and administrative expenses were $1.4 million and $904,000 for the six months ended June 30,1998 and 1997, respectively, representing 12.9% and 12.8% of total revenues, respectively. The dollar increases resulted primarily from additional costs incurred to support the growth of the Company's operations and, to a lesser extent, as a result of the addition of personnel.

Other  Income  (Expense),  Net

Other income (expense), net was $149,000 and $(19,000) for the three months ended June 30, 1998 and 1997, respectively, representing 2.6% and (.5)% of total revenues, respectively. For the six months ended June 30, 1998 and 1997, other income (expense), net was $326,000 and $(41,000), representing 3.1% and (.6)% of total revenues, respectively. Other income in 1998 is principally a result of interest earned on the proceeds of the Company's initial public offering, which was completed in December 1997. The other expense in 1997 was principally interest on borrowings, which were subsequently repaid from proceeds of the initial public offering.

Income  Tax  Provision

The income tax provision effective rate was 27.5% and 37.9% for the three months ended June 30, 1998 and 1997, respectively. The income tax provision effective rate was 30.3% and 38.2% for the six months ended June 30,1998 and 1997, respectively. The effective rate is lower for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997 due to the impact of tax free interest included in other income (expense), net in 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has funded its operations to date primarily through equity capital, including the Company's initial public offering of Common Stock in December 1997, debt and cash generated from operations. As of June 30, 1998, the Company had $17.0 million of cash, cash equivalents and investments resulting principally from the proceeds of the Company's initial public offering.

Cash flows from operations were $1.6 million and $538,000 for the six months ended June 30, 1998 and 1997, respectively. Cash was used in investing activities to purchase short term investments of $5.6 million and for the purchase of computer and telephone equipment, office furniture and internal software systems which aggregated $1.5 million and $608,000 for the six months ended June 30, 1998 and 1997, respectively.

At June 30, 1998, the Company had working capital of $16.8 million, including accounts receivable of $6.4 million. The average accounts receivable days sales outstanding was 99 days as of June 30, 1998 and was 102 days at December 31, 1997. Deferred revenue increased to $5.8 million at June 30, 1998 from $4.7 million at December 31, 1997 due to (i) an increased number of contracts that included service fees, which are deferred until provided, and (ii) a greater number of support agreements for multiple years of support, which are recognized on a straight-line basis over the support period. Deferred revenue is related to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

The Company has a revolving credit agreement with a commercial bank, which expires on July 1, 1999, under which borrowings bear interest at the prime rate per annum (8.5% at June 30, 1998). Loans under the revolving credit agreement are limited, in the aggregate, to the lesser of $1 million and a "borrowing base" amount. As of June 30, 1998, the Company satisfied the borrowing base requirements and was eligible to borrow up to the maximum of $1.0 million under the revolving credit agreement. As of June 30, 1998, the Company had not borrowed under the revolving credit agreement.

The Company acquired Bridgeware, Inc. on August 3, 1998 (see Recent Developments below) in a purchase transaction which included a cash payment of approximately $3.4 million.

Management believes that cash and cash equivalents, investments, cash flow from operations and credit commitments will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through 1998.

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

The Company continuously tests its newly developed software for Year 2000 compliance and, as of this date, is not aware of any problems related to Year 2000 compliance for software products it is currently distributing. The Company s legacy DOS and UNIX products are not Year 2000 compliant and no further sales, distribution or development of these products is, to the Company's knowledge, taking place. The Company notified customers of these prior versions in 1996, and subsequently, of this non-compliance and customers were offered significantly discounted pricing and assistance to migrate to the current Year 2000 compliant Windows version.

The Company utilizes a combination of its own software and other commercially available software for its internal operations. At this time, the Company believes that there will be no significant costs associated with the Year 2000 issue for its internal operations. The Company is not presently aware of any Year 2000 issues that have been encountered by a third-party provider whose services are critical to the Company. The Company intends to continue to monitor the efforts of such providers with respect to Year 2000 compliance.

Although, based on its on-going evaluations the Company does not believe the Year 2000 will have a significant impact on the Company's internal operations or on software developed by the Company for clients, there can be no assurance for any company or industry, including the Company, that interruptions of operations will not occur because of Year 2000 problems or that the Company will not become involved in disputes with customers regarding Year 2000 problems involving software licensed to clients.

ACCOUNTING  PRONOUNCEMENTS

American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in October 1997. SOP 97-2 is effective for transactions entered into by the Company after December 31, 1997. SOP 97-2 provides guidance on the recognition of revenue for software arrangements consisting of multiple elements. The revenue for an individual element is allocated based on the relative fair market value of that element as compared to the total price. Revenue is recognized on each element as that element is performed or completed. SOP 97-2 did not have a material effect upon the Company's 1998 financial statements.

RECENT  DEVELOPMENTS

On August 3, 1998, the Company acquired all of the outstanding capital stock of Bridgeware, Inc. ("Bridgeware"), a privately held software company that develops, markets and supports Advanced Planning and Scheduling software and related services throughout North America, South America and Europe. The transaction was consummated for approximately $3.4 million in cash and approximately 91,000 shares of the Company's common stock. An escrow account was established for $250,000 of the cash portion of the purchase price and is subject to a closing balance sheet audit and resolution of certain defined matters. The shares issued are subject to a required one year holding period.

BUSINESS  ENVIRONMENT  AND  RISK  FACTORS

Fluctuations  of  Quarterly  Operating  Results;  Seasonality

The Company has experienced in the past, and expects to experience in the future, significant fluctuations in quarterly operating results. A substantial portion of the Company's software license revenue in each quarter is from licenses signed and product shipped in that quarter, and such revenues historically have been recorded largely in the third month of a quarter, with a concentration of revenues mostly in the last week of that third month.
Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in closings of sales near the end of a quarter or product delivery could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. In addition, the Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having the highest total revenues and operating income and the first quarter having historically reported lower revenues and operating income compared to the fourth quarter of the preceding year.

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

Product  and  Market  Concentration

All of the Company's revenues are currently derived from licenses of Made2Manage, including optional modules, and related sales of third-party software, support, services and hardware. In the near term, Made2Manage and related services are expected to continue to account for substantially all of the Company's revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, incompatibility with third party hardware or software products, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in, which Made2Manage operates, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks  Associated  with  Acquisitions

As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing product offerings, augment its market coverage or enhance its technological capabilities or that may otherwise offer growth opportunities. Acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and financial condition or results of operations.

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

Substantial  Control  by  Single  Stockholder

Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially own approximately 28.3% of the Company's outstanding Common Stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control of the Company.

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

Shares  Eligible  for  Future  Sale;  Registration  Rights

The sale of a substantial number of shares of Common Stock in the public market could adversely affect the market price of Common Stock. As of July 31, 1998, the Company had 4,272,382 shares of Common Stock outstanding, of which 1.3 million shares of Common Stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of July 31, 1998, there were options outstanding to purchase 1,450,340 shares of Common Stock at a weighted average price of $5.16 per share under Made2Manage Systems, Inc. Stock Option Plan (the "Option Plan"), of which options to purchase 586,769 shares of Common Stock were then vested and exercisable. The Company has reserved 77,422 shares for future grant under the Option Plan. The Company has reserved 100,000 shares of Common Stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the Stock Purchase Plan ). As of July 31, 1998, 2,247 shares have been issued under the Stock Purchase Plan. The Company filed registration statements registering shares of Common Stock issued pursuant to the Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

Holders of approximately 1.2 million shares of Common Stock, have certain rights with respect to the registration of their shares under the Securities Act. If the holders of registration rights cause a large number of shares of Common Stock to be registered and sold in the public market, such sales could have a material adverse effect on the market price for the Common Stock. If the Company were required to include these shares in a Company-related registration under the Securities Act pursuant to the exercise of piggyback registration rights, such sales could have a material adverse effect on the Company's ability to raise capital.

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

PART  II  -  OTHER  INFORMATION

ITEM  5.     OTHER  INFORMATION

Acquisition

On August 3, 1998, the Company acquired all of the outstanding capital stock of Bridgeware, Inc. ("Bridgeware"), a privately held software company that develops, markets and supports Advanced Planning and Scheduling software and related services throughout North America, South America and Europe. The transaction was consummated for approximately $3.4 million in cash and approximately 91,000 shares of the Company's common stock, which had a market value of $1.0 million at the time of acquisition. An escrow account was established for $250,000 of the cash portion of the purchase price and is subject to a closing balance sheet audit and resolution of certain defined matters The shares issue have not been registered and are subject to re-sale in accordance with the provisions of Rule 144.

The acquisition will be accounted for as a purchase. Accordingly, the results of operation of Bridgeware and the fair market value of the acquired assets and assumed liabilities will be included in the Company's financial results as of the date of acquisition. The amounts to be allocated to acquired assets and assumed liabilities is not yet determined. However, it is anticipated, based on indications of the value of in-process research and development by an independent appraiser, that an amount in excess of $3 million will be determined to represent technology which has not reached technological feasibility. Such amount will be expensed in the third quarter of 1998. The amounts not allocated to acquired assets and assumed liabilities or expensed as in-process research and development will be allocated to an intangible asset which is expected to be amortized on a straight-line basis over five years.

Board  of  Directors

On July 22, 1998, three software industry executives joined the Company's board of directors, and the board was expanded to five members. The newly elected board members are: Michael Cullinane, 48, executive vice president, chief financial officer, and a director of PLATINUM technology, inc. (Nasdaq: PLAT), a worldwide leader in software products and consulting services that manage and improve the IT infrastructure; John Dillon, 48, president, chief executive officer, and a director of Arbor Software Corporation (Nasdaq: ARSW), a leading provider of enterprise OLAP software for management reporting, analysis and planning applications; and, Richard Halperin, 50, chief executive officer and a director of SmartMaps International, Inc., a GIS software company specializing in the utility and telecom industries. Gregory F. Ehlinger, vice president and treasurer of Irwin Financial Corporation and a director of Made2Manage since
1990, stepped down from the board. The resignation did not reflect any disagreement with management with respect to the Company.

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

Dated:  July  31,  1998







MADE2MANAGE SYSTEMS, INC.



/s/ David B. Wortman                 /s/ Stephen R. Head

David B. Wortman                     Stephen R. Head

President, Chief Executive Officer   Vice President, Finance and Administration,

and Director                         Chief Financial Officer

(Principal Executive Officer)        Secretary and Treasurer

                                     (Principal Financial Officer and

                                     Principal Accounting Officer)



INDEX  TO  EXHIBITS




Number        Exhibit  Description of Exhibit
Assigned in   Number
Regulation
S-K
Item 601

(2)               2.0  Stock Purchase Agreement, dated August
                       8, 1998, among Made2Manage Systems,
                       Inc and the stockholders of Bridgeware
                       Inc.

(3)               3.1  Amended and Restated Articles of
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

(4)               4.1  Specimen Stock Certificate for Common
                       Stock (Incorporated by reference to
                       Exhibit 4.1 to Registration Statement on
                       Form S-1, Registration No. 333-38177).

                  4.2  See Exhibits 2.0, 3.1 and 3.2.

(10)             10.2  License Agreement by and between
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

                10.19  Third Amended and Restated
                       Modification Agreement between
                       Teksyn, Inc., the Series A. Purchasers,
                       the Series B Purchasers, the Series C
                       Purchasers and the Series D Purchasers
                       (ass as defined therein) dated as of April
                       12, 1991 (Incorporated by reference to
                       Exhibit 10.23 to Registration Statement
                       on Form S-1, Registration No.
                       333-38177).

                10.25  Amended and Restated Credit Agreement
                       by and between
                       NBD Bank, N.A. and Made2Manage
                       Systems, Inc. dated May 29, 1998

                10.26  Replacement Master Demand Business
                       Loan Note by and between
                       Made2Manage Systems, Inc. and NBD
                       Bank, N.A. dated May 29, 1998

                10.27  Best Software, Inc. Linked Software
                       Dealer Agreement by and between Best
                       Software, Inc. and Made2Manage
                       Systems, Inc. dated May 14, 1998

(11)                   No Exhibit.

(15)                   No Exhibit.

(18)                   No Exhibit

(19)                   No Exhibit

(22)                   No Exhibit

(23)                   No Exhibit.

(24)                   No Exhibit.

(27)             27.1  Financial Data Schedule.

(99)                   No Exhibit.