Form 10-Q
period 1998-09-30
MADE2MANAGE SYSTEMS INC
filed 1998-11-12
CIK 1038271

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.  20549
________________

FORM  10-Q
________________

(Mark  One)
  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
---
EXCHANGE  ACT  OF  1934
---
          FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  1998

Or

     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR  THE  TRANSITION  PERIOD  FROM  ____  TO  ____

Commission  file  number:  333-38177




MADE2MANAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

INDIANA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              35-1665080
(State or other jurisdiction. . . . . . . . . . . . . . . . . . . .        (I.R.S. Employer
of incorporation or organization) . . . . . . . . . . . . . . . . .  Identification Number)

9002 PURDUE ROAD, INDIANAPOLIS, IN. . . . . . . . . . . . . . . . .                   46268
(Address of principal executive offices). . . . . . . . . . . . . .              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 532-7000
-------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

     Yes      X     No
         ------

As of October 31, 1998, there were 4,499,029 shares of Common stock, no par value, outstanding.

PAGE

MADE2MANAGE  SYSTEMS,  INC.
FORM  10-Q



TABLE  OF  CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                                 Page
                                                                                 ----
ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         As of September 30, 1998 and December 31, 1997                             3

         Condensed Consolidated Statements of Income
         For the three months and nine months ended September 30, 1998 and 1997     4

         Condensed Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1998 and 1997                      5

         Notes to Condensed Consolidated Financial Statements                       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      8

PART II  OTHER INFORMATION

ITEM 5.  Other Information                                                         19

ITEM 6.  Exhibits and Reports on Form 8-K                                          19

         Signatures                                                                20
         ----------------------------------------------------------------------  ----



PAGE

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



MADE2MANAGE  SYSTEMS,  INC.
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(in  thousands,  except  share  data)


                                                                               September 30,    December 31,
                                                                                       1998            1997
                                                                             ---------------  --------------
                                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $       11,359   $       6,805
     Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,328              --
     Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . .           7,362           5,799
     Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . .             586             367
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .             453             648
                                                                             ---------------  --------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . .          23,088          23,619
     Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .           3,234           1,876
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .              --              65
     Excess of cost over net assets acquired and other intangibles, net . .           1,632              --
                                                                             ---------------  --------------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       27,954   $      25,560
                                                                             ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          878   $         556
     Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .             808             595
     Accrued compensation and related expenses. . . . . . . . . . . . . . .           1,506           1,406
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,330           4,345
                                                                             ---------------  --------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . .           9,522           6,902
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .             842             354
                                                                             ---------------  --------------

            Total liabilities . . . . . . . . . . . . . . . . . . . . . . .          10,364           7,256
                                                                             ---------------  --------------

Stockholders' equity:
     Preferred stock, no par value; 2,000,000 shares authorized, no shares
     issued and outstanding in 1998 and 1997. . . . . . . . . . . . . . . .              --              --
     Common stock, no par value; 10,000,000 shares authorized,
     4,412,967 and
     4,214,803 shares issued and outstanding in 1998 and 1997, respectively          21,039          19,927
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .          (3,449)         (1,623)
                                                                             ---------------  --------------
          Total stockholders' equity. . . . . . . . . . . . . . . . . . . .          17,590          18,304
                                                                             ---------------  --------------

          Total liabilities and stockholders' equity. . . . . . . . . . . .  $       27,954   $      25,560
                                                                             ===============  ==============
See accompanying notes.
---------------------------------------------------------------------------




PAGE

MADE2MANAGE  SYSTEMS,  INC.


CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(in  thousands,  except  per  share  data)
(unuadited)


                                         Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                                       1998     1997                 1998      1997
                                        --------------------  -------  -------------------  --------
Revenues:
     Software. . . . . . . . . . . . .  $             4,162   $2,385   $           10,256   $ 6,916
     Services. . . . . . . . . . . . .                2,872    1,443                7,096     3,728
     Hardware. . . . . . . . . . . . .                  254      153                  515       397
                                        --------------------  -------  -------------------  --------
          Total revenues . . . . . . .                7,288    3,981               17,867    11,041
                                        --------------------  -------  -------------------  --------

Costs of revenues:
     Software. . . . . . . . . . . . .                  281      117                  686       430
     Services. . . . . . . . . . . . .                1,499      896                3,711     2,409
     Hardware. . . . . . . . . . . . .                  162       91                  338       262
                                        --------------------  -------  -------------------  --------
          Total costs of revenues. . .                1,942    1,104                4,735     3,101
                                        --------------------  -------  -------------------  --------

          Gross profit . . . . . . . .                5,346    2,877               13,132     7,940
                                        --------------------  -------  -------------------  --------

Operating expenses:
     Sales and marketing . . . . . . .                2,670    1,594                6,782     4,324
     Product development . . . . . . .                1,090      592                2,792     1,663
     General and administrative. . . .                  929      476                2,300     1,380
     Acquired in-process technology. .                2,977       --                2,977        --
                                        --------------------  -------  -------------------  --------
          Total operating expenses . .                7,666    2,662               14,851     7,367
                                        --------------------  -------  -------------------  --------

Operating income (loss). . . . . . . .               (2,320)     215               (1,719)      573

Other income (expense), net. . . . . .                  122      (12)                 448       (53)
                                        --------------------  -------  -------------------  --------

Income (loss) before income taxes. . .               (2,198)     203               (1,271)      520

Income tax provision . . . . . . . . .                  274       76                  555       197
                                        --------------------  -------  -------------------  --------

Net income (loss). . . . . . . . . . .  $            (2,472)  $  127   $           (1,826)  $   323
                                        ====================  =======  ===================  ========

Per share amounts:
     Basic:
          Net income (loss) per share.  $             (0.57)  $ 0.32   $            (0.43)  $  0.83
                                                              =======  ===================  ========
          Average number of shares . .                4,333      400                4,275       391
                                        ====================  =======  ===================  ========

     Diluted:
          Net income per share . . . .  $             (0.49)  $ 0.05   $            (0.36)  $  0.14
                                        ====================  =======  ===================  ========
          Average number of shares . .                5,054    2,405                5,006     2,333
                                        ====================  =======  ===================  ========

See accompanying notes.
--------------------------------------



PAGE

MADE2MANAGE  SYSTEMS,  INC.


CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)


                                                                   Nine Months Ended
                                                                        September 30,
                                                                                1998      1997
																				----      ----
Operating activities:
     Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $           (1,826)  $   323
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . .                 738       274
          Provision for doubtful accounts. . . . . . . . . . . .                 426       280
          Loss on disposition of property and equipment. . . . .                  34        --
          Deferred income taxes. . . . . . . . . . . . . . . . .                 451       189
          Acquired in-process technology . . . . . . . . . . . .               2,977        --
          Changes in assets and liabilities:
               Trade accounts receivable . . . . . . . . . . . .              (1,756)     (747)
               Prepaid expenses and other. . . . . . . . . . . .                (139)      (88)
               Accounts payable and accrued liabilities. . . . .                 391        59
               Accrued compensation and related expenses . . . .                 100        52
               Deferred revenue. . . . . . . . . . . . . . . . .               1,843     1,214
          Net cash provided by operating activities. . . . . . .               3,239     1,556

Investing activities:
     Acquisition of Bridgeware, Inc., net of cash acquired . . .              (3,479)       --
     Purchases of investments, net . . . . . . . . . . . . . . .              (3,328)       --
     Purchases of property and equipment . . . . . . . . . . . .              (1,882)   (1,091)
          Net cash used by financing activities. . . . . . . . .              (8,689)   (1,091)

Financing activities:
     Proceeds from common stock options exercised. . . . . . . .                 115        46
     Proceeds from long-term obligations . . . . . . . . . . . .                  --       604
     Payments on long-term obligations . . . . . . . . . . . . .                (111)     (398)
          Net cash provided by financing activities. . . . . . .                   4       252

Change in cash and cash equivalents. . . . . . . . . . . . . . .              (5,446)      717
Cash and cash equivalents, beginning of period . . . . . . . . .              16,805     1,139
Cash and cash equivalents, end of period . . . . . . . . . . . .  $           11,359   $ 1,856
                                                                  ===================  ========

Supplemental disclosures:
     Cash paid for:
          Interest expense . . . . . . . . . . . . . . . . . . .  $                4   $    78
          Income taxes . . . . . . . . . . . . . . . . . . . . .                 248        21
     Non-cash investing activities:
          Issuance of 91,135 shares of common stock for
          Bridgeware, Inc. acquisition . . . . . . . . . . . . .                 997        --

See accompanying notes.
----------------------------------------------------------------



PAGE

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

2.  BASIS  OF  PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. In management's opinion, this information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information. All intercompany balances have been eliminated.

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


PAGE

The reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 1998 and 1997 follows (in thousands, except per share amounts):





                                     Three                          Nine
                                     Months                         Months
                                     Income            Per Share    Income            Per Share
                                     (Loss)    Shares  Amount       (Loss)    Shares  Amount
                                     --------  ------  -----------  --------  ------  -----------
1998:
     Basic EPS. . . . . . . . . . .  $(2,472)   4,333  $    (0.57)  $(1,826)   4,275  $    (0.43)
     Adjustment for diluted EPS --
          effect of stock options .       --      721                    --      731
                                               ------               --------  ------
     Diluted EPS. . . . . . . . . .  $(2,472)   5,054       (0.49)  $(1,826)   5,006       (0.36)
                                     ========  ======               ========  ======

1997:
     Basic EPS. . . . . . . . . . .  $   127      400        0.32   $   323      391        0.83
     Adjustment for diluted EPS:
          Effect of preferred stock             1,480                          1,480
          Effect of stock options                 521                            458
          Effect of warrants                        4                              4
                                               ------                         ------
     Diluted EPS. . . . . . . . . .  $   127    2,405        0.05   $   323    2,333        0.14
-----------------------------------  ========  ======  ===========  ========  ======  ===========



4.  RECLASSIFICATIONS

Certain amounts in the 1997 unaudited condensed consolidated financial statements have been reclassified to conform to the 1998 presentation.

5.  ACQUISITION

On August 3, 1998, the Company acquired all of the outstanding capital stock of Bridgeware, Inc. ("Bridgeware"), a privately held software company that develops, markets and supports Advanced Planning and Scheduling software and related services throughout North America, South America and Europe. The transaction was consummated for $3.5 million in cash and 91,135 shares of the Company's common stock, which had a market value of $997,000 at the date of acquisition. An escrow account was established for $250,000 of the cash portion of the purchase price and is subject to a closing balance sheet audit and resolution of certain defined matters. The shares issued have not been registered and are subject to re-sale in accordance with the provisions of Rule 144.

The acquisition was accounted for as a purchase. Accordingly, the results of operation of Bridgeware and the fair market value of the acquired assets and assumed liabilities are included in the Company's financial results from the date of acquisition. Of the purchase price, $3.0 million was recorded as a charge, in the third quarter of 1998, for acquired in-process technology which has not reached technological feasibility and has no alternative future use. The value of in-process research and development was determined by an independent appraiser. The allocation of the remaining purchase price resulted in an excess of the purchase price over the fair value of the net assets acquired of $1.7 million. This amount represents intangible assets related to purchased technology, the assembled workforce and goodwill which will be amortized on a straight-line basis over useful lives of four, seven and five years, respectively. The Company also acquired $594,000 in net tangible assets and assumed liabilities of $885,000. Proforma statements are not shown as they would not differ materially from reported results.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain "forward-looking statements" that reflect the Company's expectations regarding its future growth, results of operations, performance, and business prospects and opportunities. Words such as, "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to develop and market existing and acquired products; the Company's ability to successfully integrate its acquired products; risks related to the Year 2000 challenge; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the ERP market; risks associated with conducting a consulting services business; general economic and business conditions, which may reduce or delay customers' purchases of the Company products and services; and the Company's ability to anticipate variability of quarterly revenues, manage rapid growth, attract and retain key employees, deliver new product introductions, achieve market acceptance of the products, and protect its proprietary software rights from infringement or misappropriation. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the report on Form 10-K for the year ended December 31, 1997 and subsequently filed reports on Form 10-Q.

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

The Company's revenues are derived from software license fees, service and support fees and hardware sales. Software revenues are generated from licensing software to new customers, from the conversion of existing DOS or UNIX customers to the Windows version of Made2Manage, from current customers increasing the number of licensed users and from licensing new modules. The Company recognizes revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Service revenues are generated from
(i) annual fees paid by customers to receive the Company's customer support services and Made2Manage software upgrades and (ii) implementation, education, customization and consulting services. Support is typically purchased with the initial software license and is renewable annually. Support fees are recognized ratably over the term of the agreement. Service revenues from implementation, education and consulting services are generally included in the initial agreement. The Company recognizes revenue from these services as they are performed. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

As discussed in Note 5 to the condensed consolidated financial statements the Company acquired Bridgeware Inc. ("Bridgeware"), a software company that develops, markets and supports Advanced Planning and Scheduling ("APS") software and related services in August 1998. Bridgeware continues to license its product directly to end-users, through value added resellers and through OEM arrangements. During the third quarter of 1998, Bridgeware contributed $215,000 in total revenue. Additionally, the Company is in the process of integrating the Bridgeware product with Made2Manage so that the APS functionality may be offered to Made2Manage customers in the future.

Software revenues for a particular quarter depend substantially on orders received and products shipped in that quarter. Furthermore, large orders may be significant to operating income in the quarter in which the corresponding revenue is recognized.

RESULTS  OF  OPERATIONS

The following table sets forth the percentage of total revenues represented by certain items included in the Company's consolidated statements of operations for the periods indicated.





                             Three Months                             Nine Months
                                    Ended            Percent                Ended            Percent
                             September 30,           Increase        September 30,           Increase
                                     1998    1997   (Decrease)               1998    1997   (Decrease)
                            --------------  ------  ----------  ------------------  ------  ----------
Revenues:
     Software. . . . . . .           57.1%   59.9%       74.5%               57.4%   62.6%       48.3
     Services. . . . . . .           39.4    36.3        99.0                39.7    33.8        90.3
     Hardware. . . . . . .            3.5     3.8        66.0                 2.9     3.6        29.7
                            --------------  ------              ------------------  ------
          Total revenue. .          100.0   100.0        83.1               100.0   100.0        61.8
                            --------------  ------              ------------------  ------
Cost of revenues:
     Software. . . . . . .            3.9     2.9       140.2                 3.8     3.9        59.5
     Services. . . . . . .           20.5    22.5        67.3                20.8    21.8        54.1
     Hardware. . . . . . .            2.2     2.3        78.0                 1.9     2.4        29.0
                            --------------  ------              ------------------  ------
          Total costs of
               revenues. .           26.6    27.7        75.9                26.5    28.1        52.7
                            --------------  ------              ------------------  ------
          Gross profit . .           73.4    72.3        85.8                73.5    71.9        65.4
                            --------------  ------              ------------------  ------
Operating expenses:
     Sales and marketing .           36.6    40.0        67.5                37.9    39.2        56.9
     Product development .           15.0    14.9        84.1                15.6    15.1        67.9
     General and
          administrative .           12.7    12.0        95.2                12.9    12.5        66.7
     Acquired in-process
          technology . . .           40.9      --          NM                16.7      --          NM
                            --------------  ------              ------------------  ------
          Total operating
                expenses .          105.2    66.9       188.0                83.1    66.7       101.6
                            --------------  ------              ------------------  ------
Operating income (loss). .          (31.8)    5.4          NM                (9.6)    5.2      (400.0)
Other income (expense),
      net. . . . . . . . .            1.7     (.3)         NM                 2.5     (.5)         NM
                            --------------  ------              ------------------  ------
Income (loss) before
     income taxes. . . . .          (30.1)    5.1          NM                (7.1)    4.7      (344.4)
Income tax provision . . .            3.8     1.9       260.5                 3.1     1.8       181.7
                            --------------  ------              ------------------  ------
Net income (loss). . . . .         (33.9)%    3.2%         NM               (10.2)%    2.9%        NM
                            ==============  ======              ==================  ======

NM - Not Meaningful
--------------------------



COMPARISON  OF  THREE  AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. Total revenues increased by $3.3 million, or 83.1%, to $7.3 million for the three months ended September 30, 1998 from $4.0 million for the three months ended September 30, 1997. Total revenues increased by $6.8 million, or 61.8%, to $17.9 million for the nine months ended September 30, 1998 from $11.0 million for the nine months ended September 30,1997. The increase for the three and nine months ended September 30, 1998 was primarily due to a greater volume of license transactions, an increase in average contract amount, sales of new software modules and an increase in the delivery of implementation, education and support services. Revenues were also positively impacted by (i) the acquisition of Bridgeware which contributed $215,000 for the three and nine months ended September 30, 1998, (ii) an increase in market awareness and acceptance of the Company's Microsoft Windows-based product and (iii) an expansion of the Company's sales and marketing organizations. The Company has not historically recognized significant annual revenues from any single customer.

Software Revenues. Software revenues increased by $1.8 million, or 74.5%, to $4.2 million for the three months ended September 30, 1998 from $2.4 million for the three months ended September 30, 1997. For the nine months ended September 30,1998, software revenues increased by $3.4 million, or 48.3%, to $10.3 million from $6.9 million for the nine months ended September 30, 1997. Software license revenues constituted 57.1% and 59.9% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 57.4% and 62.6% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in software license revenues for the three and nine months ended September 30, 1998 was primarily due to a greater volume of license transactions and an increase in the average contract amount. The decrease in the percentage of total revenues represented by software revenue results from the greater rate of growth in services revenues.

Services Revenues. Services revenues increased by $1.5 million, or 99.0%, to $2.9 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997. For the nine months ended September 30,1998, services revenues increased $3.4 million, or 90.3%, to $7.1 million from $3.7 million for the nine months ended September 30,1997. These revenues constituted 39.4% and 36.3% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 39.7% and 33.8% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in revenues for the three and nine months ended September 30, 1998 was due to (i) an increase in support fees resulting from a larger user base, (ii) increased delivery of implementation, consulting and customization services offerings and (iii) delivery of expanded educational offerings.

Hardware Revenues. Hardware revenues increased by $101,000, or 66.0%, to $254,000 for the three months ended September 30, 1998 from $153,000 for the three months ended September 30, 1997. For the nine months ended September 30,1998, hardware revenue increased by $118,000, or 29.7%, to $515,000 from $397,000 for the nine months ended September 30, 1997. These revenues constituted 3.5%, 3.8%, 2.9%, and 3.6% of total revenues for the three and nine month periods ended September 30, 1998 and 1997, respectively. The Company limits the type of hardware equipment it sells to certain bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

Costs  of  Revenues

Costs of Software Revenues. Costs of software revenues totaled $281,000 and $117,000 for the three months ended September 30, 1998 and 1997, respectively, resulting in gross profits of 93.2% and 95.1% of software revenues, respectively. For the nine months ended September 30,1998, costs of software revenues totaled $686,000 and for the nine months ended September 30,1997, costs of software revenues totaled $430,000, resulting in gross profits of 93.3% and 93.8% of software revenues, respectively. The slight decrease in the gross profit for the three and nine months ended September 30, 1998 was due to an increase in the licensing of certain lower margin third party software.

Costs of Services Revenues. Costs of services revenues totaled $1.5 million and $896,000 for the three months ended September 30, 1998 and 1997, respectively, resulting in gross profits of 47.8% and 37.9% of service revenues, respectively. Cost of services revenues totaled $3.7 million and $2.4 million for the nine months ended September 30, 1998 and 1997, respectively, resulting in gross profits of 47.7% and 35.4% of service revenues, respectively. The dollar increases in cost were due primarily to the growth in the Company's installed customer base and related support and services costs, which increased primarily due to an increase in the staffing levels for technical support, implementation, consulting and education services. Additionally, in 1997 there were non-recurring costs to develop a product migration assistance program which caused the margin percentage to be lower compared to 1998.

Costs of Hardware. Costs of hardware totaled $162,000 and $91,000 for the three months ended September 30, 1998 and 1997, respectively. The gross profit from hardware was 36.2% and 40.5% of hardware revenues for the three months ended September 30, 1998 and 1997, respectively. Costs of hardware totaled $338,000 and $262,000 for the nine months ended September 30,1998 and 1997, respectively. Gross profits were 34.4% and 34.0% of hardware revenues for the nine months ended September 30,1998 and 1997, respectively.

Operating  Expenses

Sales and Marketing Expenses. Sales and marketing expenses were $2.7 million and $1.6 million for the three months ended September 30, 1998 and 1997, respectively, representing 36.6% and 40.0% of total revenues, respectively. For the nine months ended September 30, 1998 and 1997, sales and marketing expenses were $6.8 million and $4.3 million, respectively, representing 38.0% and 39.2% of total revenues, respectively. The dollar increase in sales and marketing expenses was primarily due to (i) increased staffing as the Company expanded its field sales force and marketing staff, (ii) increased commissions as a result of increased software license revenues, (iii) expanded marketing activities, including promotional activities and (iv) increased travel expenses related to sales and marketing efforts.

Product Development Expenses. Product development expenses were $1.1 million and $592,000 for the three months ended September 30, 1998 and 1997, respectively, representing 15.0% and 14.9% of total revenues, respectively. Development expenses were $2.8 million for the nine months ended September 30,1998 and $1.7 million for the nine months ended September 30,1997, or 15.6% and 15.1% of total revenues, respectively. The increase was a result of increased staffing. The Company did not capitalize any software development costs during these periods.

General and Administrative Expenses. General and administrative expenses were $929,000 and $476,000 for the three months ended September 30, 1998 and 1997, respectively, representing 12.7% and 12.0% of total revenues, respectively. General and administrative expenses were $2.3 million and $1.4 million for the nine months ended September 30,1998 and 1997, respectively, representing 12.9% and 12.5% of total revenues, respectively. The dollar increases resulted primarily from additional costs incurred to support the growth of the Company's operations and, to a lesser extent, as a result of the addition of personnel.

Acquired In-Process Technology. Included in operating expenses for the three and nine months ended September 30, 1998 is a charge of $3.0 million as a result of the acquisition of in-process technology in connection with the acquisition of Bridgeware.

On a proforma basis, exclusive of the charge for of in-process technology related to the acquisition of Bridgeware, results of operations would be comparatively reported as follows.

Results  excluding  in-process  technology  charge:
---------------------------------------------------





                                         Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                                       1998    1997                1998     1997
                                        -------------------  ------  ------------------  -------
Total revenues . . . . . . . . . . . .  $             7,288  $3,981  $           17,867  $11,041
Operating income excluding in-process
     technology charge . . . . . . . .                  657     215               1,258      573
Net income excluding in-process
     technology charge . . . . . . . .                  505     127               1,151      323

Basic:
     Net income per share excluding
          in-process technology charge  $              0.12  $ 0.32  $             0.27  $  0.83
                                        ===================  ======  ==================  =======
     Average shares outstanding. . . .                4,333     400               4,275      391
                                        ===================  ======  ==================  =======
Diluted:
     Net income per share excluding
          in-process technology charge  $              0.10  $ 0.05  $             0.23  $  0.14
                                        ===================  ======  ==================  =======
     Average shares outstanding. . . .                5,054   2,405               5,006    2,333
--------------------------------------  ===================  ======  ==================  =======


Other  Income  (Expense),  Net

Other income (expense), net was $122,000 and $(12,000) for the three months ended September 30, 1998 and 1997, respectively, representing 1.7% and (.3)% of total revenues, respectively. For the nine months ended September 30, 1998 and 1997, other income (expense), net was $448,000 and $(53,000), representing 2.5% and (.5)% of total revenues, respectively. Other income in 1998 is principally a result of interest earned on the proceeds of the Company's initial public offering, which was completed in December 1997. The other expense in 1997 was principally interest on borrowings, which were subsequently repaid from proceeds of the initial public offering.

Income  Tax  Provision

The income tax provision effective rate, excluding the charge off of in-process research technology, was 35.2% and 37.4% for the three months ended September 30, 1998 and 1997, respectively. The income tax provision effective rate, excluding the charge of in-process technology, was 32.5% and 37.9% for the nine months ended September 30,1998 and 1997, respectively. The effective rate is lower for the three and nine months ended September 30, 1998 compared to the three and nine months ended June 30, 1997 due to the impact of tax free interest included in other income (expense), net in 1998. The acquired in process technology charge is not deductible for income tax purpose.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has funded its operations to date primarily through equity capital, including the Company's initial public offering of Common stock in December 1997, debt and cash generated from operations. As of September 30, 1998, the Company had $14.7 million of cash, cash equivalents and investments resulting principally from the proceeds of the Company's initial public offering. Cash, cash equivalents and investments are lower than the $16.8 million reported at December 31, 1997 primarily due to the $3.5 million cash payment related to the Bridgeware acquisition.

Cash flows from operations were $3.2 million and $1.6 million for the nine months ended September 30, 1998 and 1997, respectively. Cash was used in investing activities to purchase short term investments of $3.3 million for the nine months ended September 30, 1998 and for the purchase of computer and telephone equipment, office furniture and internal software systems which aggregated $1.9 million and $1.1 million for the nine months ended September 30, 1998 and 1997, respectively.

At September 30, 1998, the Company had working capital of $13.6 million, including accounts receivable, net of $7.4 million. The average accounts receivable days sales outstanding was 91 days as of September 30, 1998 and was 102 days at December 31, 1997. Deferred revenue increased to $7.2 million at September 30, 1998 from $4.7 million at December 31, 1997 due to (i) an increased number of contracts that included service fees, which are deferred until provided, (ii) an increased number of customers with support agreements and (iii) a greater number of support agreements for multiple years of support, which are recognized on a straight-line basis over the support period. Deferred revenue is related to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

The Company has a revolving credit agreement with a commercial bank, which expires on July 1, 1999, under which borrowings bear interest at the prime rate per annum (8.25% at September 30, 1998). Loans under the revolving credit agreement are limited, in the aggregate, to the lesser of $1 million and a "borrowing base" amount. As of September 30, 1998, the Company satisfied the borrowing base requirements and was eligible to borrow up to the maximum of $1.0 million under the revolving credit agreement. As of September 30, 1998, the Company had not borrowed under the revolving credit agreement.

The Company acquired Bridgeware on August 3, 1998 in a purchase transaction which included a cash payment of $3.5 million.

Management believes that cash and cash equivalents, investments, cash flow from operations and credit commitments will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through 1999.
YEAR  2000  COMPLIANCE

The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected ("the Year 2000 Problem"). Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue.

The Year 2000 Problem potentially impacts the Company in the following principal areas: (i) the Company's software products, including third party products resold by the Company; (ii) the Company's internal technology systems; (iii) the Company's noninternal technology systems that contain embedded computer devices; and (iv) the business systems of the Company's resellers and key suppliers.

Company Products. The Company continuously tests its newly developed software for Year 2000 compliance and, as of this date, is not aware of any problems related to Year 2000 compliance for software products it is currently distributing. The Company's legacy DOS and UNIX products are not Year 2000 compliant and no further sales, distribution or development of these products is, to the Company's knowledge, taking place. The Company notified customers of these prior versions in 1996, and subsequently, of this non-compliance and customers were offered significantly discounted pricing and implementation assistance to migrate to the current Year 2000 compliant Windows version. The Company is requesting certification of Year 2000 compliance from providers of third party products that the Company resells. The certification is expected to be completed by March 1999.

Internal Technology Systems. The Company utilizes a combination of its own software and other commercially available software for its internal operations. At this time, the Company believes that there will be no significant costs associated with the Year 2000 issue for its internal operations. The Company is not presently aware of any Year 2000 issues that have been encountered by a third-party provider whose services are critical to the Company. The Company intends to complete an evaluation of providers with respect to Year 2000 compliance by March 1999.

Noninternal  Technology  Systems.   Noninternal  technology  systems  include
security systems, elevators and other systems that contain an embedded computer or computer like device that is used to control the operation of machinery and equipment. The Company is in the process of assessing whether there are any Year 2000 Problems with noninternal technology systems. The assessment is expected to be completed by March 1999. At the completion of the assessment the Company will develop a contingency plan, if necessary, to address any issues.

Third Party Resellers and Key Suppliers. The Company will be inquiring of theYear 2000 readiness of it's resellers and key suppliers over the next several months, to be completed by March 1999. No one reseller is responsible for a material amount of the Company's license fees.

Although, based on its on-going evaluations, the Company does not believe the Year 2000 will have a significant impact on the Company's internal operations or on the Company's Windows-based software developed by the Company for clients, there can be no assurance for any company or industry, including the Company, that interruptions of operations will not occur because of Year 2000 problems or that the Company will not become involved in disputes with customers regarding Year 2000 problems involving software licensed to clients.

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

Product  and  Market  Concentration

The Company's revenues are currently derived from licenses of Made2Manage, including optional modules, licensing of Bridgeware's Advanced Planning and Scheduling products and third-party software, and related support, services and hardware. In the near term, Made2Manage and related services are expected to continue to account for substantially all of the Company's revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, incompatibility with third party hardware or software products, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in, which Made2Manage operates, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business depends substantially upon the software expenditures of small and midsize manufacturers, which in part depend upon the demand for such manufacturers' products. A recession or other adverse event affecting manufacturing industries in the United States could impact such demand, forcing manufacturers in the Company's target market to curtail or postpone capital expenditures for business information systems. Any adverse change in the amount or timing of software expenditures by the Company's target customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company sub-licenses various third party products, including Microsoft Visual Foxpro, Microsoft Project, products from PowerWay, Best Software, FRx and EC Company and bar code hardware and software. There can be no assurance that these third party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in the Company's target market. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Management  of  Growth;  International  Expansion

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

The Company's competitors include a large number of software and system vendors, many of which are public companies. In addition, there are numerous international, national and regional vendors that offer alternative systems. Several software companies that have traditionally marketed ERP systems to larger manufacturers have announced initiatives to market ERP systems to midsize manufacturers. Many of the Company's existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger installed base of customers than the Company. There can be no assurance that such competitors will not offer or develop products that are superior to Made2Manage or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for Made2Manage, the Company's business, financial condition and results of operation would be adversely affected.

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

Product  Liability  and  Lack  of  Insurance

The Company markets, sells and supports a software product used by manufacturers to manage their business operations and to store substantially all of their operational data. Software programs as complex as those offered by the Company may contain undetected errors, despite testing by the Company, which are discovered only after the product has been installed and used by customers. There can be no assurance that errors will not be found in existing or future releases of the Company's software or that any such errors will not impair the market acceptance of these products. A customer could be required to cease operations temporarily and some or all of its key operational data could be lost or damaged if its information systems fail as the result of human error, mechanical difficulties or quality problems in Made2Manage or third party technologies utilized by Made2Manage. The Company has insurance covering product liability or damages arising from negligent acts, errors, mistakes or omissions; however there can be no assurance that this insurance will be adequate. A claim against the Company, if successful and of a sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence  on  Proprietary  Rights;  Risk  of  Infringement

The Company relies primarily on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop products incorporating technology that is substantially equivalent or superior to the Company's technology. Furthermore, other than pending United States patent applications for software included in Made2Manage related to the Material Requirements Planning regeneration feature and a navigational interface for the enterprise, the Company has no patents or patent applications pending, and existing copyright laws afford only limited protection. In the event that the Company is unable to protect its proprietary rights, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

Substantial  Control  by  Single  Stockholder

As of October 31, 1998, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially own approximately 26.9% of the Company's outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control of the Company.

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

Shares  Eligible  for  Future  Sale;  Registration  Rights

The sale of a substantial number of shares of common stock in the public market could adversely affect the market price of common stock. As of October 31, 1998, the Company had 4,499,029 shares of common stock outstanding, of which 1.3 million shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701restrictions under the Securities Act. As of October 31, 1998, there were options outstanding to purchase 1,386,360 shares of common stock at a weighted average price of $5.86 share under Made2Manage Systems, Inc. Stock Option Plan (the "Option Plan"), of which options to purchase 510,984 shares of common stock were then vested and exercisable. The Company has reserved 5,890 shares for future grant under the Option Plan. The Company has reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of October 31, 1998, 3,810 shares have been issued under the Stock Purchase Plan. The Company filed registration statements registering shares of common stock issued pursuant to the Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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


PART  II  -  OTHER  INFORMATION

ITEM  5.     OTHER  INFORMATION

Acquisition

On August 3, 1998, the Company acquired all of the outstanding capital stock of Bridgeware, Inc. ("Bridgeware"), a privately held software company that develops, markets and supports Advanced Planning and Scheduling software and related services throughout North America, South America and Europe. The transaction was consummated for $3.5 million in cash and 91,135 shares of the Company's common stock, which had a market value of $997,000 at the date of acquisition. An escrow account was established for $250,000 of the cash portion of the purchase price and is subject to a closing balance sheet audit and resolution of certain defined matters. The shares issue have not been registered and are subject to re-sale in accordance with the provisions of Rule 144.

The acquisition was accounted for as a purchase. Accordingly, the results of operation of Bridgeware and the fair market value of the acquired assets and assumed liabilities are included in the Company's financial results from the date of acquisition. Of the purchase price, $3.0 million was recorded as a charge, in the third quarter of 1998, for acquired in-process technology which has not reached technological feasibility and has no alternative future use. The value of in-process research and development was determined by an independent appraiser. The allocation of the remaining purchase price resulted in an excess of the purchase price over the fair value of the net assets acquired of $1.7 million. This amount represents intangible assets related to purchased technology, the assembled workforce and goodwill which will be amortized on a straight-line basis over useful lives of four, seven and five years, respectively. The Company also acquired $594,000 in net tangible assets and assumed liabilities of $885,000. Proforma statements are not shown as they would not differ materially from reported results.

Board  of  Directors

On July 22, 1998, three software industry executives joined the Company's board of directors, and the board was expanded to five members. The newly elected board members are: Michael Cullinane, 48, executive vice president, chief financial officer, and a director of PLATINUM technology, inc. (Nasdaq: PLAT), a worldwide leader in software products and consulting services that manage and improve the IT infrastructure; John Dillon, 48, president, chief executive officer, and a director of Hyperion Solutions Corporation (Nasdaq: HYSL), a leading provider of analytic application software for reporting, analysis, modeling and planning; and Richard Halperin, 50, chief executive officer and a director of Coherent Network International, Inc., a GIS software company specializing in the utility and telecom industries. Gregory F. Ehlinger, vice president and treasurer of Irwin Financial Corporation and a director of Made2Manage since 1990, stepped down from the board. The resignation did not reflect any disagreement with respect to the Company.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)      Exhibits
              See  Index  to  Exhibits.

     (b)      Reports  on  Form  8-K
              No reports on Form 8-K were filed during the current period.

PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  5,  1998





MADE2MANAGE SYSTEMS, INC.

/s/ David B. Wortman. . . . . . . .  /s/ Stephen R. Head
-----------------------------------  --------------------------------------------
David B. Wortman. . . . . . . . . .  Stephen R. Head
President, Chief Executive Officer.  Vice President, Finance and Administration,
and Director. . . . . . . . . . . .  Chief Financial Officer,
(Principal Executive Officer) . . .  Secretary and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)






PAGE


INDEX  TO  EXHIBITS


Number Assigned
in Regulation S-K.  Exhibit
Item 601 . . . . .  Number   Description of Exhibit
------------------  -------  --------------------------------------------------------------------
(2). . . . . . . .      2.0  Stock Purchase Agreement, dated August 3, 1998, among
                             Made2Manage Systems, Inc and the stockholders of Bridgeware
                             Inc. (Incorporated by reference in June 30,1998 10Q filing).
(3). . . . . . . .      3.1  Amended and Restated Articles to Incorporation of Made2Manage
                             Systems, Inc. (Incorporated by reference to Exhibit 3.1 to
                             Registration Statement on Form S-1, Registration No. 333-38177).
                        3.2  Amended and Restated Code of By-Laws of Made2Manage
                             Systems, Inc. (Incorporated by reference to Exhibit 3.2 to
                             Registration Statement on Form S-1, Registration No. 333-38177).
(4). . . . . . . .      4.1  Specimen Stock Certificate for Common stock (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1,
                             Registration No. 333-38177).
                        4.2  See Exhibits 2.0, 3.1 and 3.2.
(10) . . . . . . .     10.2  License Agreement by and between Sourcemate Information
                             Systems, Inc. and Teksyn, Inc. dated April 1, 1986 (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form
							 S-1, Registration No. 333-38177).
                      10.12  Form of Made2Manage Systems, Inc. Stock Option Agreement
                             (Incorporated by reference to Exhibit 10.16 to Registration
                             Statement on Form S-1, Registration No. 333-38177).
                      10.13  Made2Manage Systems, Inc. Employee Stock Option Plan
                             (Incorporated by reference to Exhibit 10.17 to Registration
                             Statement on Form S-1, Registration No. 333-38177).
                      10.18  Made2Manage Systems, Inc. Employee Stock Purchase Plan
                             (Incorporated by reference to Exhibit 10.22 to Registration
                             Statement on Form S-1, Registration No. 333-38177).
                      10.19  Third Amended and Restated Modification Agreement between
                             Teksyn, Inc., the Series A. Purchasers, the Series B Purchasers, the
                             Series C Purchasers and the Series D Purchasers (as defined therein) dated as of April 12, 1991 (Incorporated by reference to
                             Exhibit 10.23 to Registration Statement on Form S-1, Registration
                             No. 333-38177).
                      10.25  Amended and Restated Credit Agreement by and between NBD
                             Bank, N.A. and Made2Manage Systems, Inc. dated May 26, 1998
                             (Incorporated by reference to June 30,1998 10Q filing).
                      10.26  Replacement Master Demand Business Loan Note by and between
                             Made2Manage Systems, Inc. and NBD Bank, N.A. dated May 29,
                             1998 (Incorporated by reference to June 30,1998 10Q filing).
                      10.27  Best Software, Inc. Linked Software Dealer Agreement by and
                             between Best Software, Inc. and Made2Manage Systems, Inc.
                             dated May 14, 1998 (Incorporated by reference to June 30,1998
                             10Q filing).
(11)                         No Exhibit.
(5)                          No Exhibit.
(18)                         No Exhibit
(19)                         No Exhibit
(22)                         No Exhibit
(23)                         No Exhibit.
(24)                         No Exhibit.
(27) . . . . . . .     27.1  Financial Data Schedule.
(99)                         No Exhibit.
------------------           --------------------------------------------------------------------