Form 10-K
period 1998-12-31
MADE2MANAGE SYSTEMS INC
filed 1999-03-26
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ___ to ___

Commission file number: 333-38177

MADE2MANAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Indiana                                                              35-1665080
(State or other jurisdiction                                         (I.R.S. Employer
of incorporation of organization)                                    Identification Number)

9002 Purdue Road, Indianapolis, IN                                   46268
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (317) 532-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirement for the past 90 days.
     Yes  [X]          No   [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of the Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 1, 1999, as reported on The Nasdaq Stock Market(R) was $20,564,040. Common stock held by executive officers, directors and persons who are known to own 5% or more of the outstanding common stock have been excluded from the computation as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 1999, the registrant had 4,563,638 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Table of Contents
Made2Manage Systems, Inc.
Form 10-K

PART 1...................................................................................................1

   ITEM 1. BUSINESS......................................................................................1
           General.......................................................................................1
           Markets and Customers.........................................................................1
           Sales and Marketing...........................................................................1
           The Product...................................................................................1
           Product Development...........................................................................3
           Service and Support...........................................................................3
           Competition...................................................................................4
           Intellectual Property.........................................................................5
           Employees.....................................................................................5
           Executive Officers of the Registrant..........................................................5
   ITEM 2. PROPERTIES....................................................................................6
   ITEM 3. LEGAL PROCEEDINGS.............................................................................6
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................6

PART II..................................................................................................7

   ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................7
   ITEM 6. SELECTED FINANCIAL DATA.......................................................................8
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........9
           Overview......................................................................................9
           Results of Operations........................................................................10
           Comparisons of Years Ended December 31, 1998, 1997 and 1996..................................10
           Year 2000 Compliance.........................................................................13
           Inflation....................................................................................13
           Accounting Pronouncements....................................................................14
           Liquidity and Capital Resources..............................................................14
           Business Environment and Risk Factors........................................................15
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................19
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................20
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........35

PART III................................................................................................36

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................36
   ITEM 11. EXECUTIVE COMPENSATION......................................................................36
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................36
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................36
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................37


PART 1

ITEM 1. Business.

General

Made2Manage Systems, Inc. develops, markets and supports fully integrated, Microsoft(R) Windows-based business application software for manufacturers. Our principal product, Made2Manage for Windows, referred to as "Made2Manage", is an enterprise-wide business management system, often referred to as an Enterprise Resource Planning, or "ERP", system. Our corporate offices are in Indianapolis, Indiana and we have a subsidiary, Bridgeware, Inc. which we acquired during 1998. Bridgeware provides advanced planning and scheduling software. Bridgeware is based in Hayward, California and has a subsidiary in Israel.

Markets and Customers

Our target market consists primarily of small and midsize discrete manufacturers with annual revenues of between $5 million and $100 million that are engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Discrete manufacturers fabricate and assemble parts into a finished product as distinguished from process manufacturers, which combine raw materials to create finished products. Engineer-to-order manufacturing is a subset of make-to-order where the product is expressly designed and manufactured to meet a customer's unique requirements, often as a "one-time" item. Make-to-order manufacturing involves fabricating and assembling products that are either standardized or that meet a customer's unique specifications.
Assemble-to-order manufacturing involves assembling products that meet a customer's unique specifications from standard, or stock, sub-component parts. Make-to-stock refers to manufacturing in which standard products are fabricated, assembled and placed in finished goods inventory based on projected customer demand. Many manufacturing processes involve a combination of some or all of these production techniques.

Based on data published by Dun & Bradstreet Corporation, we believe that there are over 50,000 manufacturing operations in the United States and Canada that meet our target market parameters.

Sales and Marketing

We market our products and services throughout the United States and Canada. We use direct sales representatives, supported by regional managers and manufacturing applications consultants, and a network of Value Added Resellers ("VARs"). We have licensed Made2Manage for use at more than 1000 manufacturing sites in North America, primarily in the United States. Bridgeware has established customers and reseller relationships outside of North America.

The Product

Made2Manage is designed to meet the unique needs of small and midsize discrete manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. The product is a comprehensive application suite designed to be the only business software these manufacturers need to effectively manage their entire organizations. It includes applications in sales and marketing, engineering, materials management, production, quality management, finance and accounting, and human resources.

Made2Manage is an enterprise-wide, client/server software solution designed for use on PCs running Windows NT Workstation, Windows 98 or Windows 95 over LANs that utilize Windows NT or Novell Netware servers. It is a native 32-bit application with an object-oriented structure developed using Microsoft's Visual Studio. The object-oriented, standards-based architecture shortens development cycles, reduces costs of product enhancements, opens the product for use with other applications, such as Microsoft Office, and provides a more efficient environment for customer support.

Made2Manage is designed to enable users to do their jobs more effectively on a consistent basis. Made2Manage provides a set of applications specific to the demands of our target market. We believe these unique needs include:

o Easy-to-use screens designed for employees that are generalists, not specialists, in the use of computers,

o An emphasis on lower-cost, standard technology, specifically Microsoft technology, because our customers have limited Information System staff and resources, and

o Functionality that can be readily learned and can be effectively supported by the software provider.

Made2Manage provides software in seven functional areas of a manufacturing operation. These functional areas with a brief description are:

1. Sales and Distribution provides the ability to track sales, quotes and order activity, ship the order and to communicate with the customer regarding status of the order. Sales Order Processing manages the activities from the time the customer confirms the order, into production and through shipment, including acknowledging the order, receiving stock materials and handling multiple releases and partial shipments. The Rules-Based Product Configurator allows the sales person to guide customers through specific product choices to precisely meet their product needs while assuring that quotes meet profitability and manufacturability guidelines.

2. Engineering applications are designed to help engineers accomplish their tasks more efficiently and better coordinate with manufacturing and other parts of the organization. It includes Engineering Change Management (ECM) which helps ensure personnel follow proper change procedures during approval and implementation. It also provides information to help identify the impact that changes will have on the organization. Other features include a data interface to AutoCAD(R) 14 that prevents engineering from entering the same information twice and a graphical Bill of Material (BOM) creation and editing tool.

3.   Materials  Management  functions  include Materials  Requirements  Planning
     (MRP) for controlling inventory procurement and production job creation, as well as infinite and finite production scheduling. Our new Advanced Planning and Scheduling capabilities, acquired with Bridgeware, enable planners to consider both materials and capacity constraints at the same time in building their production plans. Execution level support is provided through functions that include cycle counting functionality, physical inventory capabilities and on-hand availability. Lot Control enables companies to track raw materials, sub-assemblies and final assemblies to their origin.

4. Production Management facilitates the coordination, execution and monitoring of the manufacturing process. Job orders drive material and production requirements and track jobs through the production process. Job orders identify the part number, the bill of material, the routing, the status and the job packet (i.e., the set of instructions, diagrams and photographs required to manufacture the part). Actual material and labor costs are tracked to jobs during the production process, typically using bar coding technology.

5. Quality Management capabilities help manufacturers conform to the requirements of their customers. Through our relationship with Powerway, Inc., Made2Manage offers tools to help achieve and maintain ISO9000 and other quality standards compliance through document authoring, document management, and statistical process control software tools.

6. Financial Management is fully integrated with the other functions of the Made2Manage system. Up-to-date records of income, expenses and financial commitments flow through the product's extensive library of financial reports. Standard features include Accounts Receivable, Accounts Payable, Cash Flow Forecasting and Job Order Costing. The General Ledger integrates the monetary flow from all aspects of Made2Manage. "Drill-down" features, available throughout the product, finely detail many areas, such as cost attributes of work in process, inventory and product shipped.

7. Human Resources applications include payroll and personnel tracking that integrate Made2Manage with applications from leading providers ADP(R) and Best Software. The interface to ADP provides users who prefer to outsource payroll with an alternative that minimizes double data entry. For customers who prefer to manage their own payroll internally, Made2Manage offers Best Software's Abra(R) as well as their Human Resources applications.

Made2Manage also incorporates decision support. The Executive Information System provides management with a tool to promote high level planning. Executives are able to obtain an overview of their entire business, with automatic data retrieval from sales, production and finance. Performance and exception results are generated in report or graphical format, and can be easily customized or exported to spreadsheets, word processors and other business tools.

As a result of our focus on the user, Made2Manage contains communication capabilities that we believe are unique in the industry. Notifier(R) monitors the manufacturer's system, detects the occurrence of specified events and automatically sends appropriate messages via e-mail, fax or pop-up message to customers, employees or vendors. Locator is used to find information with very little effort and a minimum of information. By knowing only a portion of a customer name, part number or customer purchase order number, a Made2Manage user can use Locator to find and determine the status of a quote, sales order, job order or purchase order. Navigator is designed to assist novice or infrequent users, providing a visual representation of the entire Made2Manage system and the relationship of the system components. Made2Manage Explorer is a graphical tool that allows users to quickly identify problems using graphical indicators and drill down to perform root cause analysis. We also offer Internet applications designed to enhance information flow among employees, customers and vendors, including a report agent, a sales order status view, a customer service component and an application for improving communication with vendors.

Product Development

We seek to enhance our competitive position by incorporating additional functionality in Made2Manage to meet the evolving needs of manufacturers in our target market. Product enhancement ideas originate from existing customers, prospective customers and industry trend analysis. Input is collected through surveys, interviews, user groups and customer service and support activities. We analyze this input and identify changes for future product releases. Our product development personnel have experience in software development, quality assurance and documentation and are familiar with the specific business areas addressed by the changes.

Our development methodology incorporates comprehensive quality assurance procedures. A substantial component of our development budget is allocated to quality assurance. Our testing processes include component level tests, unit tests, posting tests, validation tests, regression tests, installation tests, CD tests and production tests. We maintain risk assessment documents throughout the development process to identify potential roadblocks to a timely and quality release early enough to allow corrective action. Criterion-based (as opposed to date-based) release guidelines help insure consistent release quality.

Our product development expenditures were $4.1 million in 1998, $2.3 million in 1997 and $1.7 million in 1996. Development costs were expensed as incurred.

Software design and development is a complicated process, and there can be no assurance that we will be able to complete features and products currently under development in a timely manner or to develop features and products that find market acceptance in the future.

Service and Support

We offer a full complement of services that allow our customers to maximize the benefits that they receive from using Made2Manage, including implementation assistance using our Keystone Implementation Methodology, customer support and education programs.

The Keystone Implementation Methodology

Implementation assistance is provided by our employees, VARs and Authorized Service Providers, all of whom are certified in Made2Manage and our Keystone Implementation Methodology. The Keystone Implementation Methodology consists of the following steps:

o    Planning:  We assist the  customer  in  assigning  tasks to the  customer's
     project  team  members  and  creating  a  Made2Manage   implementation  and
     education plan.

o    Education:  We offer  courses to instruct the project team and key users in
     fundamentals   of   Made2Manage   as  well  as  successful   implementation
     techniques.

o Conference Room Modeling: We assist the customer in building a pilot implementation to simulate live operation. This technique reinforces and validates decisions and processes adopted during the implementation.

o    Operational Development:  We assist the customer in developing policies and
     procedures  for  a  smooth   conversion  to   Made2Manage,   including  the
     development of a final conversion plan.

o User Training and Live Operation: We employ a "train-the-trainer" approach with the customer and provides direction for detailed training so users become proficient with Made2Manage. Feedback from these training sessions is used to make final adjustments to the implementation prior to live operation.

o Follow-Up: After implementation, we review the customer's system and may recommend adjustments and additional training.

Customer Support

We provide ongoing product support services under our support arrangements. Support services are typically purchased by customers for a one-year term at the time of entering into the sales agreement, and may be renewed for additional annual periods. Support services include telephone support, electronic support through our Internet-based SmartLink(TM) knowledgebase and case management system, and periodic software updates.

Education Programs

Classroom education courses are offered for each of the major user roles present in a small and midsize manufacturing business. These courses are offered at our corporate offices, at regional locations and on-site at the customer's facility. Each course includes hands-on exercises using the software in the context of the user's typical workflow.

Competition

The business management applications software market is fragmented, intensely competitive and rapidly changing. We face competition from a large number of independent software vendors, including application software vendors, software tool vendors and relational database management system vendors. The technologies we use to develop Made2Manage are generally available and widely known, including technology developed by Microsoft. In addition, several software companies that have traditionally marketed ERP systems to larger manufacturers have announced initiatives to market ERP systems to midsize manufacturers. Compared to us, many of our existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger base of customers.

Made2Manage competes with other products principally on the basis that it is specifically designed for small and midsize manufacturers, is relatively easy to implement and use, and is supported by a well-developed system of service and support. In addition, we believe that advanced features for messaging and Internet access differentiate Made2Manage. We also believe that Made2Manage competes favorably with the products offered by competitors, but there can be no assurance that we will continue to compete favorably against such products or that we will be able to compete successfully against future competitors.

Intellectual Property

We regard our software products as proprietary in that title to and ownership of the software we develop resides exclusively with Made2Manage Systems, Inc. We rely largely upon our license agreements with customers, dealer agreements with suppliers, our own software protection tools, confidentiality agreements and employee agreements to maintain the trade secret aspects of our products. We seek to protect our programs, documentation and other written materials under copyright law.

We have U.S. patent applications pending for software included in Made2Manage related to the Material Requirements Planning regeneration feature and a navigational interface for the enterprise. We have no other patents or patent applications.

We believe that we have all necessary rights to market our products, although there can be no assurance that third parties will not assert infringement claims in the future.

Employees

As of December 31, 1998, we had 239 employees, consisting of 67 in sales and marketing, 68 in product development, 74 in services and 30 in administration. Each employee signs a confidentiality and nondisclosure agreement upon joining Made2Manage Systems, Inc. We believe our employee relations to be good.

Executive Officers of the Registrant

The executive officers of Made2Manage Systems, Inc. and their ages as of December 31, 1998, are as follows:

Name                      Age        Position with Company
----                      ---        ---------------------
David B. Wortman........   47        President and Chief Executive Officer
Christopher D. Clapp....   39        Vice President, Marketing
Oliver C. Fowler........   46        Vice President, Sales
Stephen R. Head.........   45        Vice President, Finance and Administration,
                                     Chief Financial Officer, Secretary and Treasurer
Gary W. Rush............   41        Vice President, Development
Joseph S. Swern.........   45        Vice President, Service and Support

David B. Wortman joined Made2Manage Systems, Inc. in September 1993 as Senior Vice President and has served as President and Chief Executive Officer and a director since January 1994. Prior to joining Made2Manage Systems, Inc., Mr.Wortman held a succession of senior executive positions with and served as a director of Pritsker Corporation, a computer software company he co-founded in 1973. Mr. Wortman is a former President of the Institute of Industrial Engineers. He is a Director and former President of the Indiana Information Technology Association. Mr. Wortman holds B.S. and M.S. degrees in industrial engineering from Purdue University.

Christopher D. Clapp joined Made2Manage Systems, Inc. as Vice President, Marketing in April 1996. From November 1993 to February 1996, Mr. Clapp was employed by Centillion Data Systems, Inc., a company which develops and markets software and services for the telecommunications industry, last serving as Vice President and General Manager of that company's communications division. From January 1989 to November 1993, Mr. Clapp was employed at Pritsker Corporation, holding various positions, including Product Manager and Manager, Sales Operations, where he designed and implemented the worldwide marketing strategy for that company's manufacturing planning and scheduling software system. Mr. Clapp holds a B.S. degree in industrial engineering from Purdue University.

Oliver C. Fowler joined Made2Manage Systems, Inc. as Vice President, Sales in April 1995. Mr. Fowler has been involved in the sales of computer hardware and software products since 1975. From 1989 to 1995, Mr. Fowler held a succession of sales management positions, including Director of Strategic Accounts, with Symix Computer Systems, Inc., a computer software company specializing in ERP systems for discrete, midsize manufacturers. Mr. Fowler holds a B.A. from Marietta
College in Management/ Economics and has a Certification in Production and Inventory Management from the American Production and Inventory Control Society.

Stephen R. Head joined Made2Manage Systems, Inc. as Vice President, Finance and Administration and Chief Financial Officer in December 1996 and has served as Secretary and Treasurer since January 1997. From January 1994 through November 1996, Mr. Head served as Vice President, Finance and Chief Financial Officer of Software Artistry, Inc., a software company that became a public company in March 1995. From 1991 through December 1993, he served as a part-time Chief Financial Officer and Controller for Software Artistry, Inc. and rendered similar services to other small and growing companies, including four other software companies. He is a founding member and former Treasurer of the Indiana Information Technology Association. Mr. Head is a Certified Public Accountant and holds B.S. and M.B.A. degrees from Indiana University.

Gary W. Rush joined Made2Manage Systems, Inc. as Vice President, Development in May 1994. Mr. Rush was President of Micro Data Base Systems, Inc., a provider of relational and network database management software, prior to joining Made2Manage Systems, Inc. During his 14 year tenure at Micro Data Base Systems, Mr. Rush held various other positions, including Chief Operating Officer, Vice President of Development, and Vice President of Consulting. Mr. Rush holds a B.S.E.E. and a M.S.M. with a focus on management information systems from Purdue University.

Joseph S. Swern joined Made2Manage Systems, Inc. in September 1995 as Vice President, Service and Support. Prior to joining the Made2Manage Systems, Inc., Mr. Swern was serving as Vice President of Professional Services at Symix Computer Systems, Inc. During his seven year tenure at Symix, Mr. Swern also served as Director of Consulting Services, Manager of Implementation Consulting and Senior Implementation Consultant. Preceding his employment with Symix. Mr. Swern spent ten years working in both discrete and process manufacturing, holding various management positions. Mr. Swern holds a B.S. degree in industrial management from Franklin University and a M.B.A. from Capital University. He has a Certification in Production and Inventory Management from the American Production and Inventory Control Society.

Officers are elected by the Board of Directors at each annual meeting and serve at the pleasure of the Board of Directors.

ITEM 2. Properties.

Our headquarters is in Indianapolis, Indiana, where we lease space housing administrative, sales and marketing, customer service and product development activities. In addition, we lease office space in Hayward, California and Haifa, Israel. We believe that our facilities are adequate for the present, but anticipate expanding our facilities, as necessary, in the future.

ITEM 3. Legal Proceedings.

We are not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. Market for the Company's Common Equity and Related Stockholder Matters.

Our common stock began trading on The Nasdaq Stock Market(R) under the symbol MTMS on December 19, 1997. Prior to that date, there was no public market for the common stock. As of March 1, 1999, we had 59 shareholders of record and approximately 1,200 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings to finance future growth and we do not anticipate paying any cash dividends in the foreseeable future.

The following table presents the high and low sales prices for our common stock as reported by The Nasdaq Stock Market(R).

                           High        Low
                          ------     ------
Fiscal Year 1997
----------------
Fourth Quarter .........  $ 8.00     $ 7.50

Fiscal Year 1998
----------------
First Quarter..........    11.50       6.75
Second Quarter..........   16.88       9.25
Third Quarter...........   13.75       8.25
Fourth Quarter..........   14.88       5.81

ITEM 6. Selected Financial Data.

                                                                   Year Ended December 31,
                                                    -------------------------------------------------
                                                      1998      1997       1996      1995      1994
                                                    --------   -------   -------   -------    -------
                                                            (in thousands, except per share data)
Statement of Operations Data:
Total revenues....................................  $ 27,242   $16,167   $ 9,379   $ 5,935    $ 4,452
Operating income before deduction for acquired
    in-process technology.........................     2,493     1,014       700       447        546
Operating income..................................       603     1,014       700       447        546
Income tax provision (benefit)....................     1,038       366    (1,028)(1)     6          5
Net income........................................       144       613     1,606       392        443
Per share amounts:
    Basic:
       Net income per share.......................      0.03      1.17      4.29      1.32       1.98
       Average number of shares...................     4,331       524       375       297        224
    Diluted:
       Net income per share.......................      0.03      0.25      0.73      0.21       0.26
       Average number of shares...................     5,025     2,440     2,200     1,868      1,704
Cash dividends declared per share.................       --        --        --        --         --

                                                                       At December 31,
                                                    ----------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                    --------   --------    -------    ------     -------
                                                            (in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents.........................  $ 15,496   $ 16,805(2) $ 1,139    $ 1,033    $   893
Total assets......................................    33,894     25,560      6,666      3,576      2,270
Long-term obligations, less current portion.......      --         --          436        452        349
Total shareholders' equity........................    19,938     18,304      2,116        509         80

(1) The income tax benefit for 1996 results from the reversal of a valuation allowance that had been established to offset future tax benefits of net operating loss carryforwards. The valuation allowance was reversed during 1996 based on management's analysis which considered our profitable operating results and future outlook because of the market acceptance of Made2Manage. As a result of this analysis, management determined it was more likely than not that the deferred income taxes at December 31, 1996, would be realized. For subsequent periods we have provided for income taxes utilizing federal and state statutory income tax rates.
(2) On December 19, 1997, we completed our initial public offering of common stock. We received net proceeds of $15.5 million, of which $1.0 million was used to repay outstanding indebtedness.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as, "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement the inclusion of a forward-looking statement herein should not be regarded as a representation by us that the our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise.

Overview

We develop, market, license and support Made2Manage, an open architecture, standards-based, client/server ERP software solution for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. We have developed manufacturing software applications for this market since our inception in 1986. Our first generation of Made2Manage, designed for PC networks running the DOS operating system on Novell networks, was introduced in 1988, and we introduced a UNIX version of Made2Manage in 1990. We continue to support our existing DOS and UNIX customers, but ceased offering the DOS and UNIX versions to new customers in 1995 and 1994, respectively. As of December 31, 1998, 268 DOS and UNIX customers had upgraded to the Windows version of Made2Manage for significantly discounted license fees.

During 1998 we acquired Bridgeware, Inc., a company that offers advance planning and scheduling software, for a combination of cash and common stock. The total cost of the acquisition was $4.5 million. In connection with this acquisition, we recorded a $1.9 million in-process technology charge. The remaining costs of the acquisition are recorded as assets and are expected to be amortized over lives of five and seven years.

Our revenues are derived from software licenses, services and hardware. Software revenues are generated from licensing software to new customers, from the conversion of existing DOS or UNIX customers to the Windows version, and from current customers increasing the number of licensed users and from licensing new applications. We recognize revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Service revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Service revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenue from these services as they are performed. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

Software revenues for a particular quarter depend substantially on orders received and products shipped in that quarter. Furthermore, large orders may be significant to operating income in the quarter in which the corresponding revenue is recognized.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items included in our statements of operations for the periods indicated.

                                                                                 Percent
                                                                            Increase (Decrease)
                                                                          ------------------------
                                            Year Ended December 31,
                                        -------------------------------   1998 over      1997 over
                                          1998         1997      1996        1997          1996
                                        ---------     ------    -------   ---------      ---------
Revenues:
    Software..........................      59.2%      63.4%      65.4%       57.4%          66.9%
    Services..........................      37.8       32.8       32.0        94.1           76.8
    Hardware..........................       3.0        3.8        2.6        34.0          156.0
                                        ---------     ------    -------
       Total revenue..................     100.0      100.0      100.0        68.5           72.4
                                        ---------     ------    -------
Cost of revenues:
    Software..........................       3.7        3.5        6.4        78.0           (5.0)
    Amortization of purchased
       technology.....................        .6       --         --            NM             NM
    Services..........................      20.7       20.7       18.8        68.5           90.0
    Hardware..........................       2.1        2.6        1.7        33.2          155.5
                                        ---------     ------    -------

       Total costs of revenues........      27.1       26.8       26.9        70.1           71.7
                                        ---------     ------    -------
       Gross profit...................      72.9       73.2       73.1        67.9           72.6
                                        ---------     ------    -------
Operating expenses:
    Sales and marketing...............      36.2       40.5       35.0        50.7           99.3
    Product development...............      15.1       14.4       18.3        76.2           35.6
    General and administrative........      12.1       12.0       12.3        68.8           68.8
    Amortization of acquired
       intangibles....................        .4       --         --            NM             NM
    Acquired in-process technology....       6.9       --         --            NM             NM
                                        ---------     ------    -------
       Total operating expenses.......      70.7       66.9       65.6        78.1           75.8
                                        ---------     ------    -------
Operating income......................       2.2        6.3        7.5       (40.5)          44.9
Other income (expense), net...........       2.1        (.2)      (1.3)         NM          (71.3)
                                        ---------     ------    -------
Income before income taxes............       4.3        6.1        6.2        20.7           69.4
Income tax provision (benefit)........       3.8        2.3      (10.9)      183.6             NM
                                        ---------     ------    -------
Net income............................        .5%       3.8%      17.1%      (76.5)         (61.8)
                                        =========     ======    =======

NM - Not Meaningful

Comparisons of Years Ended December 31, 1998, 1997 and 1996

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. Total revenues increased by $11.1 million, or 68.5%, to $27.2 million in 1998 from $16.2 million in 1997. Total revenues increased by $6.8 million, or 72.4%, in 1997 from $9.4 million in 1996. The increase was primarily due to a greater volume of license transactions, an increase in average contract size, sales of new software modules, an increase in market awareness and acceptance of Made2Manage and an expansion of our sales and marketing organizations. Revenues were also positively impacted by the acquisition of Bridgeware which contributed $600,000 for the year ended December 31, 1998. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. Software revenues increased by $5.9 million, or 57.4%, to $16.1 million in 1998 from $10.2 million in 1997 and by $4.1 million, or 66.9%, in 1997 from $6.1 million in 1996. Software license revenues constituted 59.2%, 63.4% and 65.4% of total revenues in 1998, 1997 and 1996, respectively. The increases in software license revenues in 1998 and 1997 were primarily due to a greater volume of license transactions and, to a lesser extent, increases in average contract size. The decreases in the percentage of total revenues represented by software revenue resulted from the greater rate of growth in services revenues.

Services Revenues. Services revenues increased by $5.0 million, or 94.1%, to $10.3 million in 1998 from $5.3 million in 1997 and by $2.3 million, or 76.8%, in 1997 from $3.0 million in 1996. These revenues constituted 37.8%, 32.8% and 32.0% of total revenues in 1998, 1997 and 1996, respectively. The increases in the revenues recognized were due to (i) increased support fees from a larger user base, (ii) greater utilization by customers of implementation, consulting and customization services offerings and (iii) delivery of expanded educational offerings.

Hardware Revenues. Hardware revenues increased by $210,000, or 34.0%, to $827,000 in 1998 from $617,000 in 1997 and by $376,000, or 156.0%, in 1997 from
$241,000 in 1996. These revenues constituted 3.0%, 3.8% and 2.6% of total revenues in 1998, 1997 and 1996, respectively. The hardware equipment sold is bar-coding and data collection equipment necessary to utilize certain features of Made2Manage. The increases in 1998 and 1997 were due to increased demand for this equipment as a result of continued expansion of the number of customers using our software.

Costs of Revenues

Costs of Software Revenues. Costs of software revenues totaled $1.0 million, $569,000 and $599,000 in 1998, 1997 and 1996, respectively, resulting in gross profits of 93.7%, 94.4% and 90.2% of software revenues, respectively. The decrease in the gross profit in 1998 was due to a greater proportion of revenue generated from third-party products. The increases in the gross profit in 1998 and 1997 compared to 1996 were due to pricing changes for certain software that we resell.

Amortization of Purchased Technology. This expense of $164,000 results from amortizing the value assigned to Bridgeware technology and is being amortized on a straight-line basis over five years.

Costs of Services Revenues. Costs of services revenues totaled $5.6 million, $3.3 million and $1.8 million in 1998, 1997 and 1996, respectively, resulting in gross profits of 45.2%, 36.8% and 41.2% of service revenues, respectively. The cost increases were due primarily to the growth in our installed customer base and related support services revenue, which resulted in an increase in the staffing levels for technical support, implementation, customization and education services. The increase in gross profits in 1998 compared to 1997 was due to one-time costs incurred in 1997 to develop customer requirements. The decline in the gross profits in 1997 compared to 1996 was a result of the one time customer requirements costs in 1997 and an increasing proportion of implementation and education services revenue relative to support revenue.

Costs of Hardware. Costs of hardware totaled $558,000, $419,000 and $164,000 in 1998, 1997 and 1996, respectively. The gross profit from hardware was 32.5%, 32.1% and 32.0% of hardware revenues in 1998, 1997 and 1996, respectively.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses were $9.9 million, $6.5 million and $3.3 million in 1998, 1997 and 1996, respectively, representing 36.2%, 40.5% and 35.0% of total revenues, respectively. The increases in sales and marketing expenses were primarily due to increased (i) staffing for sales and marketing, (ii) commissions as a result of increased software license revenues, (iii) marketing activities, including promotional activities, and (iv) travel expenses related to sales and marketing efforts. The decrease in sales and marketing as a percent of revenue in 1998 compared to 1997 was a result of greater productivity. The increase in sales and marketing expense as a percent of revenue in 1997 compared to 1996 was due to increased commission expenses and travel expenses.

Product Development Expenses. Product development expenses were $4.1 million $2.3 million and $1.7 million in 1998, 1997 and 1996, respectively, representing 15.1%, 14.4% and 18.3% of total revenues, respectively. We did not capitalize any software development costs during these years, since the capitalizable portion was not significant. The Windows version of the Made2Manage was initially released in late 1995. Product development expenses increased during each of the years, but decrease in relation to revenue in 1997 and 1998 compared to 1996. We expect product development costs will continue to increase in proportion to the increase in revenues.

General and Administrative Expenses. General and administrative expenses were $3.3 million, $1.9 million and $1.2 million in 1998, 1997 and 1996, respectively, representing 12.1%, 12.0% and 12.3% of total revenues, respectively. The expense increases resulted primarily from additional costs incurred to support the growth of operations and, to a lesser extent, as a result of the addition of personnel.

Amortization of Acquired Intangibles. This expense of $125,000 results from amortizing excess cost over net assets acquired and assemble workforce related to the acquisition of Bridgeware.

Acquired In-Process Technology. This charge of $1.9 million is a result of the amounts assigned to in-process technology in connection with the acquisition of Bridgeware.

On a pro forma basis, exclusive of the Bridgeware acquisition charge for in-process technology and amortization of purchase related assets, results of operations would be comparatively reported as follows.

Results excluding acquired  in-process  technology charge and related intangible
--------------------------------------------------------------------------------
assets amortization (1):
------------------------

                                                                 Year Ended December 31,
                                                             -------------------------------
                                                                1998      1997       1996
                                                             ---------  ---------  ---------
Total revenues.............................................  $  27,242  $  16,167  $   9,397
Operating income (1).......................................      2,782      1,014        700
Net income (1).............................................      2,255        613      1,606

Per share amounts:
    Basic:
       Net income per share................................  $    0.52  $    1.17  $    4.29
                                                             =========  =========  =========
       Average number of shares............................      4,331        524        375
                                                             =========  =========  =========

    Diluted:
       Net income per share................................  $    0.45  $      .25 $     .73
                                                             =========  ========== =========
       Average number of shares............................      5,025       2,440     2,200
                                                             =========  ========== =========

(1) Intangible assets amortization for purchased technology, assembled workforce and excess cost over net assets acquired recorded in connection with the Bridgeware acquisition, net of related tax.

Other Income (Expense), Net

Other income (expense), net was $579,000 of income in 1998 and $35,000 and $122,000 of expense in 1997 and 1996, respectively, representing 2.1%, (.2)% and (1.3)% of total revenues, respectively. Other income in 1998 principally reflects interest earned on the proceeds of our initial public offering, which was completed in December 1997. The other expense in 1997 was principally interest on borrowings, which were subsequently repaid from proceeds of the initial public offering. The decrease in other expense in 1997 compared to 1996 was due primarily to repayment of indebtedness with a high interest rate in March 1997 and increased income from investments.

Income Tax Provision (Benefit)

The income tax provision effective rate was 33.8%, excluding the in-process research technology charge, in 1998 and 37.4% in 1997. The effective rate is lower for 1998 compared to 1997 due to the impact of tax free interest included in other income (expense), net, offset, in part, by non-deductible intangible assets amortization in 1998. The acquired in-process technology charge is not deductible for income tax purposes. Net income for the year ended December 31, 1996 includes an income tax benefit of $1.2 million resulting from the reversal of the valuation allowance which had been established to offset future tax benefits of net operating loss carryforwards. See Note 7 of Notes to Consolidated Financial Statements.

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

The Year 2000 issue potentially impacts us in the following principal areas: (i) software products, including third party products we resell; (ii) internal technology systems; (iii) noninternal technology systems that contain embedded computer devices; and (iv) the business systems of resellers and key suppliers.

Software Products. We continuously test newly developed software for Year 2000 compliance and, as of this date, are not aware of any problems related to Year 2000 compliance for software products we are currently distributing. Our legacy DOS and UNIX products are not Year 2000 compliant and no further sales, distribution or development of these products are, to the our knowledge, taking place. We notified customers of these prior versions in 1996, and subsequently, of this non-compliance and customers were offered significantly discounted pricing and implementation assistance to migrate to the current Year 2000 compliant Windows version. We are requesting certification of Year 2000 compliance from providers of third party products that we resell. The certification is expected to be completed by the end of March 1999.

Internal Technology Systems. We utilize a combination of our own software and other commercially available software for our internal operations. At this time, we believe that there will be no significant costs associated with the Year 2000 issue for internal operations. We are not presently aware of any Year 2000 issues that have been encountered by a third-party provider whose services are critical to us. We intend to complete an evaluation of providers with respect to Year 2000 compliance by the end of March 1999. At the completion of the assessment we will develop a contingency plan, if necessary, to address any issues.

Noninternal Technology Systems. Noninternal technology systems include security systems, elevators and other systems that contain an embedded computer or computer-like device that is used to control the operation of machinery and equipment. We are in the process of assessing whether there are any Year 2000 Problems with noninternal technology systems. The assessment is expected to be completed by the end of March 1999. At the completion of the assessment we will develop a contingency plan, if necessary, to address any issues.

Third Party Resellers and Key Suppliers. We are inquiring of theYear 2000 readiness of our resellers and key suppliers. Our investigation is expected to be completed by the end of March 1999. No one reseller is responsible for a material amount of the our license fees.

Although, based on our on-going evaluations, we do not believe the Year 2000 will have a significant impact on internal operations or on our Windows-based software developed by us for customers, there can be no assurance for any company or industry, that interruptions of operations will not occur because of Year 2000 issues or that we will not become involved in disputes with customers regarding Year 2000 issues involving licensed software.

Inflation

We believe that inflation has not had a material impact on our operations.

Accounting Pronouncements

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 was effective for transactions entered into in fiscal years beginning after December 15, 1997. Therefore, SOP 97-2 affected transactions entered beginning January 1, 1998. SOP 97-2 addresses various aspects of the recognition of revenue on software arrangements which include multiple elements, and supersedes SOP 91-1. In accordance with SOP 97-2, the revenue for an individual element of a software arrangement is allocated based on the relative fair market value of that element as compared to the total price. Revenue is recognized on each element as that element is performed or completed. SOP 97-2 did not have a material effect upon our Consolidated Financial Statements.

In February 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. We do not expect SOP 98-1, which is effective for the Company beginning January 1, 1999, to materially affect our financial position or results of operations.

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitation of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. SOP 98-9 will be effective for transaction entered into in fiscal years beginning after March 15, 1999. We believe that our current revenue recognition policies and practices are consistent with the provision of the new guidance.

Liquidity and Capital Resources

We have funded operations to date primarily through equity capital, including the initial public offering of common stock in December 1997, debt and cash generated from operations. As of December 31, 1998, we had $16.6 million of cash, cash equivalents and investments resulting principally from the proceeds of our initial public offering.

Cash flows from operations were $5.4 million, $2.3 million and $560,000 in 1998, 1997 and 1996, respectively. During 1998 we used $3.5 million of cash in connection with the acquisition of Bridgeware. Other cash usage included the purchase of computer equipment and office furniture and aggregated $2.5 million, $1.4 million and $584,000 in 1998, 1997 and 1996, respectively. During 1998 we received $282,000 from the exercise of stock options and purchase of common stock under the Stock Purchase Plan and realized tax benefits of $211,000 from stock option exercises. Subsequent to the acquisition of Bridgeware, we repaid $111,000 of outstanding Bridgeware indebtedness. Net borrowings decreased
$793,000 in 1997 principally as a result of the repayment of outstanding indebtedness using the proceeds of the initial public offering. Net borrowings increased by $129,000 in 1996 to fund purchases of property and equipment.

At December 31, 1998, we had working capital of $14.5 million. Accounts receivable, net of allowance for doubtful accounts, was $9.1 million and $5.8 million at December 31, 1998 and 1997, respectively. The average accounts receivable days' outstanding was 87 days at December 31, 1998, and 102 days as of December 31, 1997. Deferred revenue increased to $8.8 million at December 31, 1998, from $4.9 million at December 31, 1997. Deferred revenue principally relates to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months. Deferred revenue increased as a result of an increased number of contracts that included service fees, which are deferred until provided, and support agreements for multiple years of support, which are recognized on a straight-line basis over the support period.

We have a revolving credit agreement with a commercial bank which expires on July 1, 1999, borrowings under which bear interest at the prime rate (7.75 % at December 31, 1998). Loans under the revolving credit agreement are limited, in the aggregate, to the lesser of $1 million and a "borrowing base" amount. As of December 31, 1998, we satisfied the borrowing base requirements and were eligible to borrow up to the maximum of $1.0 million. We have not borrowed under the revolving line of credit.

We believe that cash and cash equivalents, cash flow from operations and credit commitments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least through 1999.

Business Environment and Risk Factors

Fluctuations of Quarterly Operating Results; Seasonality

We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. A substantial portion of our software license revenue in each quarter is from licenses signed and product shipped in that quarter, and such revenues historically have been recorded largely in the third month of a quarter, with a concentration of revenues mostly in the last week of that third month. Accordingly, our quarterly results of operations are difficult to predict, and delays in closings of sales near the end of a quarter or product delivery could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. In addition, we have experienced a seasonal pattern in our operating results, with the fourth quarter typically having the highest total revenues and operating income and the first quarter having historically reported lower revenues and operating income compared to the fourth quarter of the preceding year.

Other factors, many of which are beyond our control, that may contribute to fluctuations in quarterly operating results include the size of individual orders, the timing of product introductions or enhancements by us and our competitors, competition and pricing in the manufacturing software industry, market acceptance of new products, reduction in demand for existing products, the shortening of product life cycles as a result of new product introductions by us or our competitors, product quality problems, personnel changes, conditions or events in the manufacturing industry, and general economic conditions.

The sales cycle for Made2Manage typically ranges from three to nine months. However, license signing may be delayed for a number of reasons outside of our control. Since software is generally shipped as orders are received, we have historically operated without significant backlog.

Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed in the short term, small variations in the timing of revenue recognition can cause a significant fluctuation in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. In addition, we currently intend to increase operating expenses in anticipation of continued growth and to fund expanded product development efforts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition and results of operations could be materially and adversely affected.

Product and Market Concentration

Our revenues are currently derived from licenses of Made2Manage, including optional modules, licensing of Bridgeware's Advanced Planning and Scheduling products and third-party software, and related support, services and hardware. In the near term, Made2Manage and related services are expected to continue to account for substantially all of the our revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, incompatibility with third party hardware or software products, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in, which Made2Manage operates, could have a material adverse effect on our business, financial condition and results of operations.

Our business depends substantially upon the software expenditures of small and midsize manufacturers, which in part depend upon the demand for such manufacturers' products. A recession or other adverse event affecting manufacturing industries in the United States could impact such demand, forcing manufacturers in our target market to curtail or postpone capital expenditures for business information systems. Any adverse change in the amount or timing of software expenditures by our target customers could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Third Party Technologies

Made2Manage uses a variety of third party technologies, including operating systems, tools and other applications developed and supported by Microsoft Corporation ("Microsoft"). There can be no assurance that Microsoft will continue to support the operating systems, tools and other applications utilized by Made2Manage or that they will continue to be widely accepted in our target market. Made2Manage relies heavily on Microsoft's Visual Studio, and there can be no assurance that Microsoft will not discontinue or otherwise fail to support Visual Studio or any of its components. In addition, we use a number of other programming tools and applications, including ActiveX, OLE, ODBC, OLEDB and Internet Information Server.

We sublicense various third party products, including Microsoft Visual FoxPro, Microsoft Project, products from Powerway, Best Software, FRx and EC Company and bar code hardware and software. There can be no assurance that these third party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Product Development

Our growth and future financial performance depend in part upon our ability to enhance existing applications and to develop and introduce new applications to incorporate technological advances that satisfy customer requirements or expectations. As a result of the complexities inherent in product development, there can be no assurance that either improvements to Made2Manage or applications that we develop in the future will be delivered on a timely basis or ultimately accepted in the market. Any failure by us to anticipate or respond adequately to technological development or end-user requirements, or any significant delays in product development or introduction, could damage our competitive position and have a material adverse effect on our business, financial condition and results of operations.

Dependence on Key Personnel

Our success depends to a significant extent upon a number of key employees, including members of senior management. No employee is subject to an employment contract. Our ability to implement business strategy is substantially dependent on our ability to attract, on a timely basis, and retain skilled personnel, especially sales, service, support and development personnel. Competition for such personnel is intense, and we compete for such personnel with numerous companies, including larger, more established companies with significantly greater financial resources. There can be no assurance that we will be successful in attracting and retaining skilled personnel. The loss of the services of one or more of the key employees or the failure to attract and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations.

Management of Growth; International Expansion

We have experienced rapid growth in our business and operations. While we have managed this growth to date, there can be no assurance that we will be able to effectively do so in the future. Our ability to manage growth successfully is contingent on a number of factors including our ability to implement and improve operational, financial and management information systems and to motivate and effectively manage employees. While in the long term we plan to distribute Made2Manage in international markets, we have no significant experience in international markets and there can be no assurance that such expansion can be successfully accomplished. If we are unable to manage future growth effectively, our business, financial condition and results of operations would be materially and adversely affected.

Risks Associated with Acquisitions

As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, augment market coverage or enhance technological capabilities or that may otherwise offer growth opportunities. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect operating results and/or the price of our common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of to do so could have a material adverse effect on our business and financial condition or results of operations.

Insufficient Customer Commitment

To obtain the benefits of Made2Manage, customers must commit resources to implement and manage the product and to train their employees in the use of the product. The failure of customers to commit sufficient resources to those tasks or to carry them out effectively could result in customer dissatisfaction with Made2Manage. If a significant number of customers became dissatisfied, our reputation could be tarnished and our business, financial condition and results of operations could be materially and adversely affected.

Competition

The business management applications software market is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management systems vendors. A number of companies offer Windows compatible products that are directed at the market for ERP systems. The technologies we use to develop Made2Manage are generally available and widely known and include technologies developed by Microsoft. There can be no assurance that competitors will not develop products based on the same technology upon which Made2Manage is based.

Our competitors include a large number of software and system vendors, many of which are public companies. In addition, there are numerous international, national and regional vendors that offer alternative systems. Several software companies that have traditionally marketed ERP systems to larger manufacturers have announced initiatives to market ERP systems to midsize manufacturers. Compared to us, many of the existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger installed base of customers. There can be no assurance that such competitors will not offer or develop products that are superior to Made2Manage or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for Made2Manage, our business, financial condition and results of operation would be adversely affected.

Relationships with Value Added Resellers

We distribute our software products through a direct sales force and a network of value added resellers ("VARs"). A significant portion of licenses of Made2Manage sold to new customers is sold by VARs. If some or all of the VARs reduce their efforts to sell Made2Manage, promote competing products or terminate their relationships with us, our business, financial condition and results of operation would be materially and adversely affected. Furthermore, VARs frequently develop strong relationships with their customers, so if VARs criticize us or our products to their customers, our reputation could be damaged, which could have a material adverse effect on our business, financial condition or results of operations.

Product Liability and Lack of Insurance

We market, sell and support software products used by manufacturers to manage their business operations and to store substantially all of their operational data. Software programs as complex as those we offer may contain undetected errors, despite testing , which are discovered only after the product has been installed and used by customers. There can be no assurance that errors will not be found in existing or future releases of our software or that any such errors will not impair the market acceptance of these products. A customer could be required to cease operations temporarily and some or all of its key operational data could be lost or damaged if its information systems fail as the result of human error, mechanical difficulties or quality problems in Made2Manage or third party technologies utilized by Made2Manage. We have insurance covering product liability or damages arising from negligent acts, errors, mistakes or omissions; however there can be no assurance that this insurance will be adequate. A claim against us, if successful and of a sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Proprietary Rights; Risk of Infringement

We rely primarily on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. There can be no assurance that these protections will be adequate or that competitors will not independently develop products incorporating technology that is substantially equivalent or superior to our technology. Furthermore, other than pending United States patent applications for software included in Made2Manage related to the Material Requirements Planning regeneration feature and a navigational interface for the enterprise, the we have no patents or patent applications pending, and existing copyright laws afford only limited protection. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially and adversely affected.

There can be no assurance that we will not be subject to claims that our technology infringes on the intellectual property of third parties, that we would prevail against any such claims or that a licensing agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. Any such claim, with or without merit, would likely be time consuming and expensive to defend and could have a material adverse effect on our business, financial condition and results of operations.

Substantial Control by Single Shareholder

As of March 1, 1999, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 21.4% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

Effect of Antitakeover Provisions

Our Amended and Restated Articles of Incorporation (the "Articles") authorize the Board of Directors to issue, without shareholder approval, up to two million shares of preferred stock with such rights and preferences as the Board of Directors may determine in its sole discretion. The Made2Manage Systems, Inc. Stock Option Plan (the "Option Plan") provides that, unless the Board of Directors or a committee of the our Board of Directors decides to the contrary, all outstanding options vest and become immediately exercisable upon a merger or similar transaction. In addition, certain provisions of Indiana law could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control. Further, certain provisions of Indiana law impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The foregoing provisions could discourage an attempt by a third party to acquire a controlling interest without the approval of management even if such third party were willing to purchase shares of common stock at a premium over its then market price.

Possible Volatility of Stock Price

The trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new applications by us or our competitors, the failure of earnings to meet the expectations of securities analysts and investors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the common stock.

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of March 1, 1999, we had 4,563,638 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of March 1, 1999, there were options outstanding to purchase 1,554,907 shares of common stock at a weighted average price of $6.82 share under Made2Manage Systems, Inc. Stock Option Plan (the "Option Plan"), of which options to purchase 534,682 shares of common stock were then vested and exercisable. We have reserved 71,682 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of March 1, 1999, 6,753 shares have been issued under the Stock Purchase Plan. We filed registration statements registering shares of common stock issued pursuant to the Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

Absence of Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business.

Investment Risk

Despite the high credit ratings on our cash equivalents and investments, there is no assurance such agencies will not default on their obligations which could result in losses of principal and accrued interest.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

                                                                                                      Page
                                                                                                      ----

Report of Independent Accountants..................................................................     21

Consolidated Balance Sheets as of December 31, 1998 and 1997.......................................     22

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.........     23

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31,........
1998, 1997 and 1996                                                                                     24

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.........     25

Notes to Consolidated Financial Statements.........................................................     26

Report of Independent Accountants


The Board of Directors and Shareholders
Made2Manage Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Made2Manage Systems, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted  accounting  principles.  In addition,  in our opinion,  the  financial statement schedule listed in the accompanying index presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP



Indianapolis, Indiana
March 1, 1999

MADE2MANAGE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
                                                                                          December 31,
                                                                                        1998       1997
ASSETS
Current assets:
    Cash and cash equivalents.......................................................  $  15,496  $  16,805
    Marketable securities...........................................................      1,150       --
    Trade accounts receivable, net of allowance for doubtful accounts of
       $602 and $290 in 1998 and 1997, respectively.................................      9,113      5,799
    Prepaid expenses and other......................................................        796        367
    Deferred income taxes...........................................................        551        648
                                                                                      ---------  ---------
       Total current assets.........................................................     27,106     23,619

Property and equipment, net.........................................................      3,509      1,876
Purchased technology, net...........................................................      1,803       --
Excess of cost over net assets acquired and other intangibles, net..................      1,476       --
Deferred income taxes...............................................................       --           65
                                                                                      ---------  ---------

       Total assets.................................................................  $  33,894  $  25,560
                                                                                      =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable................................................................  $     990  $     556
    Accrued liabilities.............................................................      1,411        595
    Accrued compensation and related expenses.......................................      2,256      1,176
    Deferred revenue................................................................      7,961      4,575
                                                                                      ---------  ---------
       Total current liabilities....................................................     12,618      6,902

Deferred revenue....................................................................        821        354
Deferred income taxes...............................................................        517       --
                                                                                      ---------  ---------
       Total liabilities............................................................     13,956      7,256
                                                                                      ---------  ---------

Commitments (Note 8)

Shareholders' Equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares issued and
       outstanding in 1998 and 1997.................................................       --         --
    Common stock, no par value; 10,000,000 shares authorized, 4,523,278 and
       4,214,803 shares issued and outstanding in 1998 and 1997, respectively.......     21,417     19,927
    Accumulated deficit.............................................................     (1,479)    (1,623)
                                                                                      ---------  ---------
       Total shareholders' equity...................................................     19,938     18,304
                                                                                      ---------  ---------

       Total liabilities and shareholders' equity...................................  $  33,894  $  25,560
                                                                                      =========  =========

See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
                                                                               Year Ended December 31,
                                                                           -------------------------------
                                                                              1998      1997       1996
                                                                           ---------  ---------  ---------
Revenues:
    Software.............................................................  $  16,130  $  10,250  $   6,140
    Services.............................................................     10,285      5,300      2,998
    Hardware.............................................................        827        617        241
                                                                           ---------  ---------  ---------
       Total revenues....................................................     27,242     16,167      9,379
                                                                           ---------  ---------  ---------

Costs of revenues:
    Software.............................................................      1,013        569        599
    Amortization of purchased technology.................................        164       --         --
    Services.............................................................      5,641      3,347      1,762
    Hardware.............................................................        558        419        164
                                                                           ---------  ---------  ---------
       Total costs of revenues...........................................      7,376      4,335      2,525
                                                                           ---------  ---------  ---------

       Gross profit......................................................     19,866     11,832      6,854
                                                                           ---------  ---------  ---------

Operating expenses:
    Sales and marketing..................................................      9,855      6,541      3,282
    Product development..................................................      4,104      2,329      1,718
    General and administrative...........................................      3,289      1,948      1,154
    Amortization of acquired intangibles.................................        125       --         --
    Acquired in-process technology.......................................      1,890       --         --
                                                                           ---------  ---------  ---------
       Total operating expenses..........................................     19,263     10,818      6,154
                                                                           ---------  ---------  ---------

Operating income.........................................................        603      1,014        700

Other income (expense), net..............................................        579        (35)      (122)
                                                                           ---------  ---------  ---------

Income before income taxes...............................................      1,182        979        578

Income tax provision (benefit)...........................................      1,038        366     (1,028)
                                                                           ---------  ---------  ---------

Net income...............................................................  $     144  $     613  $   1,606
                                                                           =========  =========  =========

Per share amounts:
    Basic:
       Net income per share..............................................  $    0.03  $    1.17  $    4.29
                                                                           =========  =========  =========
       Average number of shares..........................................      4,331        524        375
                                                                           =========  =========  =========

    Diluted:
       Net income per share..............................................  $    0.03  $     0.25 $    0.73
                                                                           =========  ========== =========
       Average number of shares..........................................      5,025       2,440     2,200
                                                                           =========  ========== =========

See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)
                                                   Convertible Preferred Stock
                                      -------------------------------------------------------
                                          Series A           Series B            Series C
                                      ---------------    ----------------    ----------------
                                      Number             Number              Number
                                        of                 of                of
                                      Shares   Amount    Shares    Amount    Shares    Amount
                                      ------   ------    -------   ------   --------   ------


Balances, December 31, 1995........   79,137   $  178    255,331   $  471    563,580   $2,234
    Exercise of stock options......      --       --         --       --         --       --
    Net income.....................      --       --         --       --         --       --
                                      ------   ------    -------   ------   --------   ------

Balances, December 31, 1996........   79,137      178    255,331      471    563,580    2,234

    Issuance of common stock.......      --       --         --       --         --       --
      Exercise of warrants ........      --       --         --       --      14,063       56
    Conversion of preferred stock..  (79,137)    (178)  (255,331)    (471)  (577,643)  (2,290)
    Exercise of stock options .....      --       --         --       --         --       --
    Net income.....................      --       --         --       --         --       --
                                      ------   ------    -------   ------   --------   ------

Balances, December 31, 1997........      --       --         --       --         --       --

    Issuance of common stock for
       Bridgeware, Inc. acquisition      --       --         --       --         --       --
    Exercise of stock options .....      --       --         --       --         --       --
    Tax benefits of stock option
       exercises...................      --       --         --       --         --       --
    Issuance of common stock under
       Stock Purchase Plan.........      --       --         --       --         --       --
    Net income.....................      --       --         --       --         --       --
                                      ------   ------    -------   ------   --------   ------

Balances, December 31, 1998........      --    $  --         --    $  --         --    $  --
                                      ======   ======    =======   ======   ========   ======

                                          Series D            Common Stock
                                      ----------------    -------------------
                                      Number              Number                             Total
                                        of                  of                 Accumulated   Shareholders'
                                      Shares    Amount    Shares      Amount     Deficit      Equity
                                      -------  -------   ---------   --------  -----------   -------------

Balances, December 31, 1995........   581,776  $ 1,159     373,106     $  309     $(3,842)    $   509
    Exercise of stock options......       --       --        3,438          1         --            1
    Net income.....................       --       --          --         --        1,606       1,606
                                      -------  -------   ---------   --------     -------    --------

Balances, December 31, 1996........   581,776    1,159     376,544        310      (2,236)      2,116

    Issuance of common stock.......       --       --    2,310,937     15,469         --       15,469
      Exercise of warrants ........       --       --          --         --          --           56
    Conversion of preferred stock..  (581,776)  (1,159)  1,493,885      4,098         --          --
    Exercise of stock options .....       --       --       33,437         50         --           50
    Net income.....................       --       --          --         --          613         613
                                      -------  -------   ---------   --------     -------    --------
Balances, December 31, 1997........       --       --    4,214,803     19,927      (1,623)     18,304

    Issuance of common stock for
       Bridgeware, Inc. acquisition       --       --       91,135        997         --          997
    Exercise of stock options .....       --       --      210,587        219         --          219
    Tax benefits of stock option
       exercises...................       --       --          --         211         --          211
    Issuance of common stock under
       Stock Purchase Plan.........       --       --        6,753         63         --           63
    Net income.....................       --       --          --         --          144         144
                                      -------  -------   ---------   --------     -------    --------

Balances, December 31, 1998........       --    $  --    4,523,278   $ 21,417     $(1,479)   $ 19,938
                                      =======  =======   =========   ========     =======    ========

See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                               Year Ended December 31,
                                                                           -------------------------------
                                                                              1998      1997       1996
                                                                           ---------  ---------  ---------         -
Operating activities:
    Net income ..........................................................  $     144  $     613   $  1,606
    Adjustments to reconcile net income to net cash provided by operating activities:
       Acquired in-process technology....................................      1,890        --         --
       Depreciation and amortization of property and equipment...........      1,012        419        204
       Amortization of purchased technology..............................        164        --         --
       Amortization of cost over net assets acquired and other intangibles       125        --         --
       Provision for doubtful accounts...................................        650        413        140
       Loss on disposition of property and equipment.....................         34        --          44
       Deferred income taxes.............................................          7        344     (1,057)
       Changes in assets and liabilities:
          Trade accounts receivable......................................     (3,731)    (2,762)    (1,710)
          Prepaid expenses and other.....................................       (348)      (268)       (21)
          Accounts payable...............................................        240        130        236
          Accrued liabilities............................................        691        115        214
          Accrued compensation and related expenses......................      1,066        637         (8)
          Deferred revenue...............................................      3,453      2,617        912
                                                                           ---------  ---------   --------
       Net cash provided by operating activities.........................      5,397      2,258        560
                                                                           ---------  ---------   --------

Investing activities:
    Acquisition of Bridgeware, Inc., net of cash acquired................     (3,451)       --         --
    Purchases of property and equipment..................................     (2,487)    (1,374)      (584)
    Purchases of marketable securities...................................     (5,580)       --         --
    Sales of marketable securities.......................................      4,430        --         --
                                                                           ---------  ---------   --------
       Net cash used in investing activities.............................     (7,088)    (1,374)      (584)
                                                                           ---------  ---------   --------

Financing activities:
    Proceeds from issuance of common stock, net of issuance costs........         63     15,469        --
    Proceeds from long-term obligations..................................        --         684        333
    Proceeds from exercise of warrants...................................        --          56        --
    Proceeds from exercise of stock options..............................        219         50          1
    Tax benefits of stock option exercises...............................        211        --         --
    Payments on long-term obligations....................................       (111)    (1,477)      (204)
                                                                           ---------  ---------   --------
       Net cash provided by financing activities.........................        382     14,782        130
                                                                           ---------  ---------   --------

Change in cash and cash equivalents......................................     (1,309)    15,666        106
Cash and cash equivalents, beginning of period...........................     16,805      1,139      1,033
                                                                           ---------  ---------   --------
Cash and cash equivalents, end of period.................................  $  15,496  $  16,805   $  1,139
                                                                           =========  =========   ========

Supplemental disclosures:
    Cash paid for:
       Interest expense..................................................  $       4  $     100   $     75
       Income taxes......................................................        403         34         18
    Noncash investing and financing:
       Conversion of convertible preferred stock to common stock.........        --       4,098        --
       Issuance of 91,135 shares of common stock for Bridgeware, Inc.
          acquisition ...................................................        997        --         --

See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Description of Business

Made2Manage Systems, Inc. (the "Company") develops, markets and supports business management systems for small and midsize manufacturing companies located primarily in the United States. The Company is dependent upon its primary product, Made2Manage for Windows, which is a fully integrated, Microsoft Windows based business software system for manufacturing companies.

Basis of Presentation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents and Marketable Securities

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Marketable securities consist of debt instruments with maturities between three and twelve months and are classified as available-for-sale. Cash equivalents and marketable securities are valued at cost which approximates market value.

Property and Equipment

Property and equipment are stated at cost. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful life. All other assets are depreciated using the straight-line method over their estimated useful lives which range from two to ten years.

Computer Software Development Costs

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred prior to establishing the technological feasibility of computer software products and enhancements to such products are expensed as incurred. Software development costs incurred by the Company following technological feasibility, defined by the Company as the existence of a working model of the product, and prior to the time the product is available for general release to customers, have not been material and, therefore, have not been capitalized in 1998, 1997 or 1996.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue from the sale of its software and hardware upon receipt of an executed sales agreement and shipment to the customer provided there are no significant remaining vendor obligations to be fulfilled and collectibility is probable in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition".

Services revenue includes support, education and consulting services. The Company provides software support and product upgrades to its customers through separately priced agreements. These support revenues are recognized on a straight-line basis over the term of the agreement. Revenues from technical training and consulting services are recognized as provided to customers.

Purchased Technology

Purchased technology is being amortized on a straight-line basis over a five year period.

Intangible Assets

Excess of cost over net assets acquired is amortized on a straight-line basis over the five year period expected to be benefited. Adjustments to the carrying value of excess of cost over net assets acquired are made if the sum of expected future net cash flows from the business acquired is less than book value.

Other intangible assets include the value assigned to the workforce at Bridgeware and is amortized on a straight-line basis over the seven year period expected to be benefited.

Net Income Per Share

Earnings per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Under the treasury stock method the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock.

Stock-Based Compensation

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees," and related interpretations, and follows disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-based Compensation." The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

Recent Accounting Pronouncements

In February 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1, which is effective for the Company beginning January 1, 1999, to materially affect its financial position or results of operations.

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitation of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. SOP 98-9 will be effective for transaction entered into in fiscal years beginning after March 15, 1999. The Company believes that its current revenue recognition policies and practices are consistent with the provision of the new guidance.

2.   Acquisition

On August 3, 1998, the Company acquired all of the outstanding capital stock of Bridgeware, a privately held software company that develops, markets and supports Advanced Planning and Scheduling software and related services throughout North America, South America and Europe. The transaction was consummated for approximately $3.5 million in cash and 91,135 shares of the Company's common stock, which had a market value of $997,000 at the date of acquisition.

The acquisition was accounted for using the purchase method. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Amounts allocated to acquired in-process technology have been expensed at the time of acquisition. The consolidated statements of operations reflect the results of operations of the purchased company since the effective date of the acquisition. Pro forma statements are not shown as they would not differ materially from reported results.

To determine the fair value of the acquired in-process technology, the Company considered three traditional approaches of value: the cost approach, the market approach and the income approach. The Company relied primarily on the income approach, whereby fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses and charges for the use of the contributory assets. The future net revenue stream is discounted to present value based upon the specified level of risk associated with achieving the forecasted asset earnings. The resulting value is further reduced to reflect the percentage of completion of development as of the date an acquisition. The income approach focuses on the income production capability of the acquired assets and best represents the present value of the future economic benefits expected to be derived from these assets.

The Company determined that the acquired in-process technologies had not reached technological feasibility based on the status of design and development activities that required future refinement and testing. The development activities required to complete the acquired in-process technologies included additional coding, quality assurance procedures and customer beta testing. Based on appraisal amounts, the Company recorded a charge for acquired in-process technology of $1.9 million.

The Company also acquired $785,000 in net tangible assets and assumed liabilities of $844,000. The allocation of the remaining purchase price resulted in an excess of the purchase price over the fair values of the net assets acquired of approximately $3.6 million and a related deferred tax liability of $862,000. These intangible assets relate to purchased technology and assembled workforce and the balance of the purchase price has been assigned to excess of cost over net assets acquired, all of which will be amortized on a straight-line basis over useful lives of five or seven years.

The balances of the intangible assets as of December 31, 1998, are as follows (in thousands):

         Purchased technology.........................................................  $   1,967
         Less accumulated amortization................................................        164
                                                                                        ---------
                                                                                        $   1,803
                                                                                        =========
         Excess cost over net assets acquired.........................................  $   1,237
         Less accumulated amortization................................................        103
                                                                                        ---------
                                                                                        $   1,134
                                                                                        =========
         Assembled workforce..........................................................  $     364
         Less accumulated amortization................................................         22
                                                                                        ---------
                                                                                        $     342
                                                                                        =========

3.   Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities are summarized as follows (in thousands):

                                                                                 December 31,
                                                                             --------------------
                                                                                1998       1997
                                                                             ---------  ---------
         Cash and cash equivalents:
              Cash.........................................................  $   2,452  $     866
              U.S Treasury Securities and obligations of U.S. government
                  agencies.................................................      1,450     15,939
              Municipal debt securities....................................      7,575        --
              Corporate debt securities....................................      3,900        --
              Other........................................................        119        --
                                                                             ---------  ---------
                                                                             $  15,496  $  16,805
                                                                             =========  =========
         Marketable securities:
              Municipal debt securities....................................        400        --
              Corporate debt securities....................................        750        --
                                                                             ---------  ---------
                                                                             $   1,150  $     --
                                                                             =========  =========

4.   Property and Equipment

Property and equipment are summarized as follows (in thousands):

                                                                                 December 31,
                                                                             --------------------
                                                                                1998       1997
                                                                             ---------  ---------
         Software and computer equipment...................................  $   3,550  $   1,404
         Furniture and equipment...........................................      1,149        884
         Leasehold improvements............................................        390        270
                                                                             ---------  ---------
                                                                                 5,089      2,558
         Less accumulated depreciation and amortization....................      1,580        682
                                                                             ---------  ---------
                                                                             $   3,509  $   1,876
                                                                             =========  =========

The estimated lives for property and equipment area as follows: software and computer equipment - two to five years; furniture and equipment - seven to ten years; and leasehold improvements - the life of the lease, none of which have a remaining life of greater than five years.

5.   Line of Credit Agreement

The Company has a $1,000,000 working capital facility with a bank which had no amounts outstanding at December 31, 1998 and 1997. This line of credit expires July 1, 1999. Interest is at the prime rate (7.75% at December 31, 1998).

6.   Shareholders' Equity

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

Preferred Stock

Authorized preferred stock is issuable in series under such terms and conditions as the Board of Directors may determine.

Stock Warrants

The Company issued warrants that entitled the holders to purchase 14,063 shares of series C preferred stock at an exercise price of $4.00 per share. In conjunction with the initial public offering of the Company's common stock these warrants were exercised and the series C preferred stock was converted to common stock.

Common Stock Options

The Company's Option Plan, adopted in 1990, as amended, authorizes the granting of incentive and nonqualified stock options. The Board of Directors has approved up to an aggregate of 1,800,000 shares for issuance under this plan. The exercise price of the options must not be less than the fair market value of the common stock for incentive options, or 85% of the fair market value for nonqualified options, at the date of grant. Options granted under the Option Plan generally vest over four years, with 25% exercisable one year from date of grant and the remaining 75% at the rate of 1/48th of the amount granted in each of the next 36 consecutive months. Options granted prior to 1996 generally expire five years from the date of grant and options granted subsequently expire ten years from date of grant. The plan provides for an automatic 5% increase in the number of shares reserved for option grants on January 1 of each year based on the outstanding shares and shares reserved for issuance. The plan terminates in 2000 but may be terminated by the Board of Directors at any time.

At December 31, 1998, options for 6,890 shares of common stock were available for future grants under the plan. In accordance with the provisions of the plan, the number of shares available for grant automatically increased by 294,445 shares to 301,335 shares on January 1, 1999.

Activity in the option plan is summarized as follows:

                                                           Years Ended December 31,
                                               1998                   1997                   1996
                                     --------------------- ------------------------  -------------------
                                                  Weighted                Weighted              Weighted
                                                  Average                 Average               Average
                                                  Exercise                Exercise              Exercise
                                       Shares      Price        Shares     Price      Shares     Price
                                     -----------  --------    ----------  ---------  ---------  --------
Outstanding at beginning of year....   1,104,931   $  3.50       856,368   $   2.45    349,325   $  0.22
     Granted........................     515,450      9.01       304,000       6.17    529,500      3.86
     Exercised......................    (214,700)     1.21       (33,437)      1.49     (3,438)      .20
     Forfeited......................     (40,064)     5.49       (22,000)      2.94    (19,019)     1.18
                                     -----------              ----------             ---------
Outstanding at end of year..........   1,365,617      5.88     1,104,931       3.50    856,368      2.45
                                     ===========              ==========             =========
Options exercisable at end of year..     534,537      3.45       455,797       1.85    217,622       .21

Options outstanding at December 31, 1998, are summarized as follows:

                                      Options Outstanding                          Options Exercisable
                        --------------------------------------------          ---------------------------
                                           Weighted-
                                            Average        Weighted-                            Weighted-
    Range of                               Remaining        Average                              Average
    Exercise               Number        Contractual       Exercise             Number          Exercise
     Prices             Outstanding         Life            Price             Exercisable        Price
  -------------         -----------   -------------------  ---------          -----------       ---------
  $0.20 -  0.40           133,584        3.10 years         $  0.21              120,796          $0.20
   3.50 -  4.40           378,264        7.12                  3.56              263,550           3.54
   5.30 -  5.75           266,319        8.04                  5.63              124,809           5.62
   6.38 -  8.06           439,600        9.09                  7.87               25,382           7.18
   9.13 - 13.31           147,850        9.57                 11.44                 --              --

The Company applies APB Opinion 25 and related Interpretations in accounting for its option plan, and no compensation expense has been recognized. The following table presents pro forma net income had compensation cost been determined based on the fair value at the grant date for awards under the plan in accordance with SFAS No. 123.

                                                                     1998       1997       1996
                                                                  ---------  ---------  ---------
         Pro forma net income (in thousands)....................  $   (655)  $    234   $  1,403
         Pro forma diluted net income per share.................     (0.13)      0.10       0.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.5% for 1998 and 6.0% for 1997 and 1996; expected life of one year beyond vesting date; and volatility of 75% for 1998 and 60% for 1997 and 1996. In accordance with SFAS No. 123, only options granted in 1995 and subsequently are included in these calculations and, accordingly, the disclosures are not likely to be representative of the effect on pro forma net income for future years because awards vest over several years and the disclosures do not take into consideration pro forma expense related to grants made prior to 1995 and additional awards that generally are made each year.

Based on the Black-Scholes option-pricing model, the fair value at grant date of options granted for the years ended December 31 were $5.03 in 1998, $2.91 for 1997 and $1.84 for 1996.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("Stock Purchase Plan") was established in October 1997 and 100,000 shares of the Company's common stock were reserved for issuance. Under the Stock Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is equal to the greater of (i) 85% of the beginning of the quarter market price or (ii) 90% of the average market price during the quarter. Purchases are made at the end of each fiscal quarter. Shares issued under this plan for the year ended December 31, 1998, totaled 6,753.

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

The components of the income tax provision (benefit) are as follows (in thousands):

                                   Year Ended December 31,
                              -------------------------------
                                 1998       1997       1996
                              ---------  ---------  ---------
         Current:
             Federal........  $     711  $      --  $       4
             State                  320         22         25
                              ---------  ---------  ---------
                                  1,031         22         29
                              ---------  ---------  ---------
         Deferred:
             Federal........        (10)       293       (962)
             State..........         17         51        (95)
                              ---------  ---------  ---------
                                      7        344     (1,057)
                              ---------  ---------  ---------
                              $   1,038  $     366  $  (1,028)
                              =========  =========  =========

The provision for income taxes differs from the federal statutory tax rate as follows:

                                                                       Year Ended December 31,
                                                                  -------------------------------
                                                                     1998       1997       1996
                                                                  ---------  ---------  ---------
         Federal tax at statutory rate..........................  $     401  $     333        197
         State income tax, net of federal tax benefit...........        223         48         23
         Non-deductible acquired in-process technology..........        643         22         14
         Non-deductible amortization of cost over net assets
             acquired...........................................         35         --         --
         Non-taxable interest income............................       (125)        --         --
         Research and experimentation credit....................       (211)       (50)       (97)
         Reduction in valuation allowance.......................         --         --     (1,199)
         Other..................................................         72         13         34
                                                                  ---------  ---------  ---------
                                                                  $   1,038  $     366  $  (1,028)
                                                                  =========  =========  =========

Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                                 December 31,
                                                                             --------------------
                                                                                1998       1997
                                                                             ---------  ---------
         Deferred tax assets:
             Net operating loss carryforward...............................  $     132  $     368
             Research and experimentation tax credits carryforward.........         75        147
             Accounts receivable allowance.................................        223        107
             Accrued vacation pay..........................................        131         61
             Deferred revenue..............................................        304        131
                                                                             ---------  ---------
                                                                                   865        814
         Deferred tax liabilities:
             Depreciation..................................................        (27)       (66)
             Purchased technology..........................................       (667)        --
             Workforce.....................................................       (127)        --
             Deferred state tax............................................        (10)       (35)
                                                                             ---------  ---------
                                                                                  (831)      (101)
                                                                             ---------  ---------
                                                                             $      34  $     713
                                                                             =========  =========
         Recorded as:
             Current deferred income tax asset.............................  $     551  $     648
             Long-term deferred income tax asset (liability)...............       (517)        65
                                                                             ---------- ---------
                                                                             $      34  $     713
                                                                             =========  =========

As of December 31, 1998, the Company had net operating loss carryforwards of $330,000 for federal and $212,000 for state income tax reporting purposes which expire in 2010 and research and experimentation tax credits of $75,000 that expire commencing in 2009.

8.   Operating Leases

The Company has certain commitments, principally for office space, under long-term operating leases. Future minimum lease payments required under these noncancellable operating leases are as follows (in thousands):

         Payable in:
             1999..................................  $     857
             2000..................................        789
             2001..................................        603
             2002..................................        602
             2003..................................        150
                                                     ---------
                                                     $   3,001
                                                     =========

Rent expense was $588,000 in 1998, $290,000 in 1997 and $171,000 in 1996.

9.   Employee Savings Plan

The Company has an employee savings plan that is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Board of Directors approved a matching contribution of 25% of the first 6% of employee contributions beginning January 1996. The Company's matching contribution to the savings plan was $115,000 in 1998, $68,000 in 1997 and $39,000 in 1996.

10.  Earnings Per Share

The reconciliation of basic EPS to diluted EPS follows (in thousands, except per share amounts):

                                                                                         Per Share
                                                                    Income     Shares     Amount
                                                                   --------  ---------   ---------
         1998:
             Basic EPS...........................................  $    144      4,331   $  0.03
             Adjustments for diluted EPS - effect of stock options                 694
                                                                   --------  ---------
             Diluted EPS.........................................  $    144      5,025      0.03
                                                                   ========  =========

         1997:
             Basic EPS...........................................  $    613        524   $  1.17
             Adjustments for diluted EPS:
                Effect of preferred stock........................                1,427
                Effect of stock options..........................                  484
                Effect of warrants...............................                    5
                                                                   --------  ---------
             Diluted EPS.........................................  $    613      2,440      0.25
                                                                   ========  =========


         1996:
             Basic EPS...........................................  $  1,606        375   $  4.29
             Adjustments for diluted EPS:
                Effect of preferred stock........................                1,480
                Effect of stock options..........................                  344
                Effect of warrants...............................                    1
                                                                   --------  ---------
             Diluted EPS.........................................  $  1,606      2,200      0.73
                                                                   ========  =========


11.  Condensed Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 1998. This information has been prepared by the Company on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of (i) transactions affecting the weighted average number of shares outstanding in each quarter and (ii) the uneven distribution of earnings during the year.


                                                                    Quarter Ended
                                          ----------------------------------------------------------------
                                            March 31      June 30    September 30 December 31     Total
                                          -----------  -----------   ------------ ------------ -----------
                                                         (in thousands, except per share data)
1998:
    Total revenues......................   $  4,754     $  5,825      $ 7,288      $ 9,375      $  27,242
    Operating income....................        249          352       (1,293)       1,295            603
    Income tax provision................        143          138          255          502          1,038
    Net income..........................        283          363       (1,426)         924            144
    Net income per share:
      Basic.............................       0.07         0.09        (0.33)        0.21           0.03
      Diluted...........................       0.06         0.07        (0.28)        0.18           0.03

1997:
    Total revenues......................   $  3,223     $  3,837      $ 3,981      $ 5,126      $  16,167
    Operating income....................        165          193          215          441          1,014
    Income tax provision................         55           66           76          169            366
    Net income..........................         88          108          127          290            613
    Net income per share:
      Basic.............................       0.23         0.28         0.32         0.32           1.17
      Diluted...........................       0.04         0.05         0.05         0.11           0.25


ITEM 9. Changes  In  and  Disagreements  With  Accountants  on  Accounting   and
        Financial Disclosure.

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information required by this Item is contained in the section captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1999 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Report.

ITEM 11. Executive Compensation.

The information required by this Item is contained in the section captioned "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is contained in the section captioned "Stock Ownership" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

Not applicable.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents filed as part of this Report.

1.       Consolidated Financial Statements

         The following information appears in Item 8 of Part II of this Report:
         o   Report of Independent Accountants
         o   Consolidated  Balance  Sheets  as  of  December  31, 1998  and 1997
         o Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
         o Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
         o Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
         o   Notes to Consolidated Financial Statements

2.       Financial Statement Schedule

         The following financial statement schedule is included in this Report:

         o   Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

3.       Exhibits

       Exhibit
       Number            Description of Exhibit
       -------           ----------------------
        2.0              Stock Purchase  Agreement, dated August 3, 1998,  among
                         Made2Manage  Systems,  Inc.  and  the  stockholders  of
                         Bridgeware, Inc. (Incorporated by reference to June 30,
                         1998 Form 10-Q).
        3.1              Amended  and  Restated   Articles  of  Incorporation of
                         Made2Manage Systems, Inc. (Incorporated by reference to
                         Registration  Statement  on  Form S-1, Registration No.
                         333-38177).
        3.2              Amended and  Restated  Code  of  By-Laws of Made2Manage
                         Systems,  Inc.   (Incorporated    by    reference    to
                         Registration  Statement  on  Form S-1, Registration No.
                         333-38177).
        4.1              Specimen    Stock    Certificate    for   Common  Stock
                         (Incorporated by reference to Registration Statement on
                         Form S-1, Registration No. 333-38177).
        4.2              Other  rights  of securities holders - see Exhibits 3.1
                         and 3.2.
       10.12             Form  of   Made2Manage   Systems,  Inc.  Stock   Option
                         Agreement  (Incorporated  by reference to Exhibit 10.16
                         to Registration Statement on Form S-1, Registration No.
                         333-38177).
       10.13             Made2Manage  Systems,  Inc.  Employee Stock Option Plan
                         (Incorporated   by   reference  to   Exhibit  10.17  to
                         Registration  Statement  on  Form S-1, Registration No.
                         333-38177).
       10.18             Made2Manage  Systems, Inc. Employee Stock Purchase Plan
                         (Incorporated   by   reference   to  Exhibit  10.22  to
                         Registration  Statement  on  Form S-1, Registration No.
                         333-38177).
       10.25             Amended  and  Restated  Credit Agreement by and between
                         NBD Bank, N.A. and Made2Manage Systems,  Inc. dated May
                         29, 1998 (Incorporated by reference  to  June 30,  1998
                         Form 10-Q).





       10.26             Replacement  Master  Demand  Business  Loan Note by and
                         between  Made2Manage  Systems,  Inc. and NBD Bank, N.A.
                         dated May  29, 1998  (Incorporated by reference to June
                         30, 1998 Form 10-Q).
       10.27             Best Software, Inc. Linked Software Dealer Agreement by
                         and   between  Best  Software,  Inc.  and   Made2Manage
                         Systems,  Inc.   dated  May 14,  1998  (Incorporated by
                         reference to June 30, 1998 Form 10Q).
       21.1              List of Subsidiaries.
       23.1              Consent   of  PricewaterhouseCoopers  LLP,  independent
                         public accountants.
       27.1              Financial Data Schedule.

(b)      Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MADE2MANAGE SYSTEMS, INC.


Date: March 1, 1999            By:   /s/David B. Wortman
                               -----------------------------------------------
                               David B. Wortman
                               President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                      Title (Capacity)                                Date
              ---------                      ----------------                                ----

/s/David B. Wortman                   President, Chief Executive Officer                March 1, 1999
---------------------------------
David B. Wortman                      and Director
                                      (Principal Executive Officer)


/s/Stephen R. Head                    Vice President, Finance and                       March 1, 1999
---------------------------------
Stephen R. Head                       Administration, Chief Financial Officer,
                                      Secretary and Treasurer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)


/s/Ira Coron                          Chairman of the Board of Directors                March 1, 1999
---------------------------------
Ira Coron


/s/Michael P. Cullinane               Director                                          March 1, 1999
---------------------------------
Michael P. Cullinane


/s/John M. Dillon                     Director                                          March 1, 1999
---------------------------------
John M. Dillon


/s/Richard G. Halperin                Director                                          March 1, 1999
---------------------------------
Richard G. Halperin


Made2Manage Systems, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)


             COLUMN A                 COLUMN B             COLUMN C           COLUMN D         COLUMN E
---------------------------------   ------------- --------------------------- -------------- -------------
                                                           Additions
                                                  ---------------------------
                                                     Charged        Charged
                                     Balance at     to Costs          to                        Balance
                                      Beginning        and          Support                  at the End of
            Description               of Period     Expenses        Revenue     Deductions      Period
---------------------------------   ------------- ------------- ------------- -------------- -------------
Year Ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts        $   92        $   140       $   --         $ (44)        $   188

Year Ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts        $  188        $   244       $   169        $(311)        $   290

Year Ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts        $  290        $   408       $   242        $(338)        $   602


Index to Exhibits

  Number Assigned in
    Regulation S-K      Exhibit
       Item 601         Number                           Description of Exhibit
       --------         --------                         ----------------------
         (2)               2.0        Stock Purchase Agreement, dated August 3, 1998, among Made2Manage
                                      Systems, Inc. and the stockholders of Bridgeware, Inc.
                                      (Incorporated by reference to June 30, 1998 Form 10-Q).
         (3)               3.1        Amended and Restated Articles of Incorporation of Made2Manage
                                      Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177).
                           3.2        Amended and Restated Code of By-Laws of Made2Manage Systems, Inc.
                                      (Incorporated by reference to Registration Statement on Form S-1,
                                      Registration No. 333-38177).
         (4)               4.1        Specimen Stock Certificate for Common stock (Incorporated by reference to Registration Statement on Form S-1, Registration No.
                                      333-38177).
                           4.2        Other rights of securities holders - see Exhibits 3.1 and 3.2.
         (10)             10.12       Form of Made2Manage Systems, Inc. Stock Option Agreement
                                      (Incorporated by reference to Exhibit 10.16 to Registration
                                      Statement on Form S-1, Registration No. 333-38177).
                          10.13       Made2Manage Systems, Inc. Employee Stock Option Plan (Incorporated
                                      by reference to Exhibit 10.17 to Registration Statement on Form
                                      S-1, Registration No. 333-38177).
                          10.18       Made2Manage Systems, Inc. Employee Stock Purchase Plan
                                      (Incorporated by reference to Exhibit 10.22 to Registration
                                      Statement on Form S-1, Registration No. 333-38177).
                          10.25       Amended and Restated  Credit  Agreement
                                      by  and  between  NBD  Bank,  N.A.  and
                                      Made2Manage Systems, Inc. dated May 29,
                                      1998 (Incorporated by reference to June
                                      30, 1998 Form 10-Q).
                          10.26       Replacement Master Demand Business Loan Note by and between
                                      Made2Manage Systems, Inc. and NBD Bank, N.A. dated May 29, 1998
                                      (Incorporated by reference to June 30, 1998 Form 10-Q).
                          10.27       Best Software, Inc. Linked Software Dealer Agreement by and
                                      between Best Software, Inc. and Made2Manage Systems, Inc. dated
                                      May 14, 1998 (Incorporated by reference to June 30, 1998 Form 10Q).
         (21)             21.1        List of Subsidiaries.
         (23)             23.1        Consent of PricewaterhouseCoopers LLP, independent public
                                      accountants.
         (27)             27.1        Financial Data Schedule.


                                       41
