Form 10-Q
period 1999-03-31
MADE2MANAGE SYSTEMS INC
filed 1999-05-12
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------

FORM 10-Q
----------------

(Mark One)
  X    Quarterly  report  pursuant  to  Section  13  or  15(d) of the Securities
----   Exchange Act of 1934
       For the quarterly period ended March 31, 1999

                                       Or

---- Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
       For the transition period from ____ to ____

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

    Yes   X                     No

As of April 30, 1999, there were 4,572,979 shares of Common Stock, no par value, outstanding.

MADE2MANAGE SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION
                                                                                                      Page
ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets --
              As of March 31, 1999 and December 31, 1998.............................................    3

              Condensed Consolidated Statements of Income --
              For the three months ended March 31, 1999 and 1998.....................................    4

              Condensed Consolidated Statements of Cash Flows --
              For the three months ended March 31, 1999 and 1998.....................................    5

              Notes to Condensed Consolidated Financial Statements...................................    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................     8

PART II       OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders....................................   17

ITEM 6.       Exhibits and Reports on Form 8-K.......................................................   18

              Signatures.............................................................................   18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
                                                                                     March 31,   December 31,
                                                                                       1999         1998
                                                                                    -----------  ------------
                                                                                    (unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents......................................................  $  10,675   $  15,496
    Marketable securities..........................................................      4,750       1,150
    Trade accounts receivable, net ................................................      9,596       9,113
    Prepaid expenses and other.....................................................        864         796
    Deferred income taxes..........................................................        551         551
                                                                                     ----------  ----------
       Total current assets........................................................     26,436      27,106

Property and equipment, net........................................................      3,921       3,509
Purchased technology, net..........................................................      1,705       1,803
Excess of costs over net assets acquired and other intangibles, net................      1,401       1,476
                                                                                     ----------  ----------
       Total assets................................................................  $  33,463   $  33,894
                                                                                     ==========  ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................................  $   1,174   $     990
    Accrued liabilities............................................................      1,194       1,411
    Accrued compensation and related expenses......................................      1,446       2,256
    Deferred revenue...............................................................      8,082       7,961
                                                                                     ----------  ----------
       Total current liabilities...................................................     11,896      12,618

Deferred revenue...................................................................        703         821
Deferred income taxes..............................................................        517         517
                                                                                     ----------  ----------
       Total liabilities...........................................................     13,116      13,956
                                                                                     ----------  ----------
Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
       issued and outstanding in 1999 and 1998.....................................         --          --
    Common stock, no par value; 10,000,000 shares authorized, 4,568,942 and
       4,523,278 issued and outstanding in 1999 and 1998, respectively.............     21,478      21,417
    Accumulated deficit............................................................     (1,131)     (1,479)
                                                                                     ----------  ----------
       Total shareholders' equity..................................................     20,347      19,938
                                                                                     ----------  ----------
       Total liabilities and shareholders' equity..................................  $  33,463   $  33,894
                                                                                     ==========  ==========

See accompanying notes.



MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                                  1999 1998
Revenues:
    Software..............................................  $   4,430  $   2,622
    Services..............................................      4,168      2,031
    Hardware..............................................        273        101
                                                            ---------  ---------
       Total revenues.....................................      8,871      4,754
                                                            ---------  ---------
Costs of revenues:
    Software..............................................        385        145
    Amortization of purchased technology..................         98         --
    Services..............................................      2,243      1,025
    Hardware..............................................        191         69
                                                            ---------  ---------
       Total costs of revenues............................      2,917      1,239
                                                            ---------  ---------

       Gross profit.......................................      5,954      3,515
                                                            ---------  ---------
Operating expenses:
    Sales and marketing...................................      2,896      1,858
    Product development...................................      1,494        773
    General and administrative............................      1,076        635
    Amortization of acquired intangibles..................         75         --
                                                            ---------  ---------
       Total operating expenses...........................      5,541      3,266
                                                            ---------  ---------

Operating income..........................................        413        249

Other income, net.........................................        140        177
                                                            ---------  ---------

Income before income taxes................................        553        426

Income tax provision......................................        205        143
                                                            ---------  ---------

Net income................................................  $     348  $     283
                                                            =========  =========
Per share amounts:
    Basic:
       Net income per share...............................  $     .08  $     .07
                                                            =========  =========
       Average number of shares...........................      4,555      4,245
                                                            =========  =========
    Diluted:
       Net income per share...............................  $     .07  $     .06
                                                            =========  =========
       Average number of shares...........................      5,067      4,867
                                                            =========  =========

See accompanying notes.



MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       ---------------------
                                                                                         1999       1998
                                                                                       ---------- ----------
Operating activities:
    Net income.......................................................................  $     348  $     283
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment.......................        315        206
       Amortization of purchased technology..........................................         98         --
       Amortization of costs over net assets acquired and other intangibles..........         75         --
       Provision for doubtful accounts...............................................        160        117
       Loss on disposition of property and equipment.................................         --         34
       Deferred income taxes.........................................................         --        117
       Changes in assets and liabilities:
          Trade accounts receivable..................................................       (643)        96
          Prepaid expenses and other.................................................        (68)        67
          Accounts payable...........................................................        184       (140)
          Accrued liabilities........................................................       (217)       461
          Accrued compensation and related expenses..................................       (810)      (297)
          Deferred revenue...........................................................          3        (73)
                                                                                       ---------- ----------
       Net cash provided by operating activities.....................................       (555)       871
                                                                                       ---------- ----------

Investing activities:
    Purchases of property and equipment..............................................       (727)      (765)
    Purchases of marketable securities...............................................     (3,600)        --
                                                                                       ---------- ----------
       Net cash used by investing activities.........................................     (4,327)      (765)
                                                                                       ---------- ----------

Financing activities:
    Proceeds from issuance of common stock...........................................         51         --
    Proceeds from exercise of stock options..........................................         10         11
                                                                                       ---------- ----------
       Net cash provided by financing activities.....................................         61         11
                                                                                       ---------- ----------

Change in cash and cash equivalents..................................................     (4,821)       117
Cash and cash equivalents, beginning of period.......................................     15,496     16,805
                                                                                       ---------- ----------
Cash and cash equivalents, end of period.............................................  $  10,675  $  16,922
                                                                                       ========== ==========

Supplemental disclosures - cash paid for:
       Interest expense..............................................................  $      --  $       2
       Income taxes..................................................................        355         46

See accompanying notes.


MADE2MANAGE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



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

2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders. In management's opinion, this information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The operating results for the interim periods are not necessarily indicative of the results of operations for the full year.

3.  Cash Equivalents and Marketable Securities

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Marketable securities consist of debt instruments with maturities between three and twelve months and are classified as available-for-sale. Cash equivalents and marketable securities are valued at cost which approximates market value.

4.  Net Income per Share

Net income per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Under the treasury stock method the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock.

The reconciliation of basic EPS to diluted EPS for the three months ended March 31,1999 and 1998 follows (in thousands, except per share amounts):

                                                                                        Three Months
                                                                                  --------------------------
                                                                                    Net            Per Share
                                                                                  Income   Shares     Amount
                                                                                  ------   ------  ---------
1999:
     Basic EPS................................................................    $  348    4,555   $  0.08
     Adjustment for diluted EPS -- effect of stock options....................        --      572
                                                                                  ------   ------
     Diluted EPS..............................................................    $  348    5,067      0.07
                                                                                  ======   ======
1998:
     Basic EPS................................................................    $  283    4,245      0.07
     Adjustment for diluted EPS -- effect of stock options....................        --      622
                                                                                  ------   ------
     Diluted EPS..............................................................    $  283    4,867      0.06
                                                                                  ======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as, "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the report on Form 10-K for the year ended December31,1998.


Results of Operations

The following table sets forth the percentage of total revenues and percent increase or decrease represented by certain items included in our statements of operations for the periods indicated.

                                                    Three Months Ended
                                                         March 31,            Percent
                                                    ---------------------     Increase
                                                       1999         1998      (Decrease)
                                                    ---------------------     ----------
Revenues:
    Software.....................................      49.9%        55.2%       69.0%
    Services.....................................      47.0         42.7       105.2
    Hardware.....................................       3.1          2.1       170.3
                                                    --------     --------
       Total revenue.............................     100.0        100.0        86.6
                                                    --------     --------
Costs of revenues:
    Software.....................................       4.3          3.1       165.5
    Amortization of purchased technology.........       1.1           --          NM
    Services.....................................      25.3         21.5       118.8
    Hardware.....................................       2.2          1.5       176.8
                                                    --------     --------
       Total costs of revenues...................      32.9         26.1       135.4
                                                    --------     --------
       Gross profit..............................      67.1         73.9        69.4
                                                    --------     --------
Operating expenses:
    Sales and marketing..........................      32.7         39.1        55.9
    Product development..........................      16.8         16.3        93.3
    General and administrative...................      12.1         13.3        69.5
    Amortization of acquired intangibles.........       0.9           --          NM
                                                    --------     --------
       Total operating expenses..................      62.5         68.7        69.7
                                                    --------     --------
Operating income.................................       4.6          5.2        65.9
Other income, net................................       1.6          3.7       (20.9)
                                                    --------     --------
Income before income taxes.......................       6.2          8.9        29.8
Income tax provision.............................       2.3          3.0        43.4
                                                    --------     --------
Net income.......................................       3.9%         5.9%       23.0%
                                                    ========     ========

NM - Not Meaningful

Comparison of Three Months Ended March 31, 1999 and 1998

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. Total revenues increased by $4.1 million, or 86.6%, to $8.9 million in 1999 from $4.8 million in 1998. The increase was primarily due to a greater volume of license transactions, an increase in average contract size, sales of new software modules, and expansion of our sales and marketing organizations. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. Software revenues increased by $1.8 million, or 69.0%, to $4.4 million in 1999 from $2.6 million in 1998. Software license revenues constituted 49.9% and 55.2% of total revenues in 1999 and 1998, respectively. The increase in software license revenues in 1999 and 1998 was primarily due to a greater volume of license transactions and an increase in average contract size.

Services Revenues. Services revenues increased by $2.1 million, or 105.2%, to $4.2 million in 1999 from $2.0 million in 1998. These revenues constituted 47.0% and 42.7% of total revenues in 1999 and 1998, respectively. The increases in the dollar amount recognized were due to (i) increased support fees from an expanded user base, (ii) increased delivery of implementation and consulting services offerings and (iii) delivery of expanded educational offerings.

Hardware Revenues. Hardware revenues increased by $172,000, or 170.3%, to $273,000 in 1999 from $101,000 in 1998. These revenues constituted 3.1% and 2.1% of total revenues in 1999 and 1998, respectively. The Company limits the type of hardware equipment it sells to certain bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

Costs of Revenues

Costs of Software Revenues. Costs of software revenues totaled $385,000 and $145,000 in 1999 and 1998, respectively, resulting in gross profits of 91.3% and 94.5% of software revenues, respectively. The decrease in the gross profit in 1999 was due primarily to costs for upgrades to Made2Manage v3.0 for a portion of our client base. The v3.0 upgrade includes costs for completely new documentation and Microsoft development tools and database.

Costs of Services Revenues. Costs of services revenues totaled $2.2 million and $1.0 million in 1999 and 1998, respectively, resulting in gross profits of 46.2% and 49.5% of service revenues, respectively. The dollar increases were due primarily to the growth in our installed customer base and related support services revenue, which resulted in an increase in the staffing levels for technical support, implementation, consulting and education services.

Costs of Hardware. Costs of hardware totaled $191,000 and $69,000 in 1999 and 1998, respectively. The gross profit from hardware was 30.0% and 31.7% of hardware revenues in 1999 and 1998, respectively.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses were $2.9 million and $1.9 million in 1999 and 1998, respectively, representing 32.7% and 39.1% of total revenues, respectively. The increase in sales and marketing expenses was primarily due to increased (i) staffing as we expanded our field sales force and marketing staff, (ii) commissions as a result of increased software license revenues, (iii) marketing activities, including promotional activities and (iv) travel expenses related to sales and marketing efforts. The decrease in sales and marketing as a percent of revenue in 1999 compared to 1998 was a result of greater productivity.

Product Development Expenses. Product development expenses were $1.5 million and $773,000 in 1999 and 1998, respectively, representing 16.8% and 16.3% of total revenues, respectively. We did not capitalize any software development costs during these periods.

General and Administrative Expenses. General and administrative expenses were $1.1 million and $635,000 in 1999 and 1998, respectively, representing 12.1% and 13.3% of total revenues, respectively. The dollar increases resulted primarily from additional costs incurred to support the growth of the Company's operations and, to a lesser extent, as a result of the addition of personnel.

Amortization of Acquired Intangibles. This expense of $75,000 results from amortizing excess costs over net assets acquired and assembled workforce related to the acquisition of Bridgeware.

Other Income, Net

Other income, net was $140,000 and $177,000 in 1999 and 1998, respectively, representing 1.6% and 3.7% of total revenues, respectively. The decrease in other income in 1999 compared to 1998 was due primarily to a greater proportion of interest earned on tax-free investments.

Income Tax Provision

The income tax provision effective rate was 37.1% and 33.6% in 1999 and 1998, respectively. The effective rate is higher in 1999 due to the impact of non-deductible excess costs over net assets acquired that resulted from the Bridgeware acquisition.

Liquidity and Capital Resources

We have funded our operations to date primarily through equity capital, including our initial public offering of Common Stock in December 1997, debt and cash generated from operations. As of March 31, 1999, we had $15.4 million of cash, cash equivalents and marketable securities resulting principally from the proceeds of our initial public offering.

Cash used in operations was $555,000 in the first three months of 1999, compared to $871,000 of cash provided by operations in the first three months of 1998. Cash used in operations was impacted mainly by an increase in receivables and payment of accrued compensation in 1999. Cash used in investing activities was primarily due to the purchase of computer and telephone equipment and office furniture and aggregated $727,000 and $765,000 in 1999 and 1998, respectively. Additionally cash was used to invest in marketable securities with maturities from three months to one year.

At March 31, 1999, we had working capital of $20.3 million, including accounts receivable, net, of $9.6 million. The average accounts receivable days' outstanding was 97 days as of March 31, 1999 and was 87 days at December 31, 1998. Deferred revenue of $8.8 million at March 31, 1999 remained the same as December 31, 1998. Deferred revenue is related to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

We have a revolving credit agreement with a commercial bank which expires on March 31, 2000, borrowings under which bear interest at the prime rate (7.75% at March 31, 1999). Loans under the revolving credit agreement are limited, in the aggregate, to $2 million. We have not borrowed under the revolving line of credit.

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

Software Products. We continuously test our newly developed software for Year 2000 compliance. As of this date, all Made2Manage Systems, Inc. products currently marketed are believed to be fully compliant. Our legacy DOS and UNIX products are not year 2000 compliant and no further sales, distribution or development of these products is, to our knowledge, taking place. We notified customers of these prior versions in 1996, and subsequently, of this non-compliance and customers were offered significantly discounted pricing and implementation assistance to migrate to the current Year 2000 compliant Windows version. We have requested certification of Year 2000 compliance from providers of third party products that we re-sell. Based on responses to date, we believe all third party products sold by the Company will be fully compliant before the end of 1999. Despite the assurances we have received, it is possible that our software and third party products we resell may contain undetected errors or defects associated with Year 2000 date functions. Year 2000 errors from third party products may result in:

     o Delay or loss in revenue;
     o Diversion of development resources;
     o Damage to our reputation; and
     o Increased services costs.

Any occurrence of the above may result in lost business or negatively impact our operating results and financial condition.

Internal Technology Systems. We use a combination of our own software and other commercially available software for our internal operations. At this time, based on the results of our analysis, we believe that there will be no significant costs associated with the Year 2000 issue for our internal operations. We believe we have identified non-compliant technology products and corrective action plans will be implemented as needed to mitigate disruption of internal operations associated with the Year 2000 issue.

Noninternal Technology Systems. Noninternal technology systems include security systems, elevators, and other systems that contain computer or computer like devices used to control the operation of machinery or equipment. We completed our assessment of noninternal technology systems and do not believe any significant Year 2000 issues exist.

Third Party Resellers and Key Suppliers. The Company has inquired about the Year 2000 readiness of its resellers and suppliers. The results of our inquiries thus far indicate no material impact on our ability to conduct business due to reseller or key supplier Year 2000 issues. No one reseller is responsible for a material amount of the Company's license fees.

Inflation

We believe that inflation has not had a material impact on its operations.

Accounting Pronouncements

In February 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. SOP 98-1, which is effective for the Company beginning January 1, 1999, does not materially affect our financial position or results of operations.

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

Risks Associated with Acquisitions

As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, augment market coverage or enhance technological capabilities or that may otherwise offer growth opportunities. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect operating results and/or the price of our common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure to do so could have a material adverse effect on our business and financial condition or results of operations.

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

Dependence on Proprietary Rights; Risk of Infringement

We rely primarily on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. There can be no assurance that these protections will be adequate or that competitors will not independently develop products incorporating technology that is substantially equivalent or superior to our technology. Furthermore, other than pending United States patent applications for software included in Made2Manage related to the Material Requirements Planning regeneration feature and a navigational interface for the enterprise, we have no patents or patent applications pending, and existing copyright laws afford only limited protection. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially and adversely affected.

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

Substantial Control by Single Shareholder

As of April 30, 1999, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 21.3% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

Effect of Antitakeover Provisions

Our Amended and Restated Articles of Incorporation (the "Articles") authorize the Board of Directors to issue, without shareholder approval, up to two million shares of preferred stock with such rights and preferences as the Board of Directors may determine in its sole discretion. The Company's stock option plans provide that, unless the Board of Directors or a committee of the our Board of Directors decides to the contrary, all outstanding options vest and become immediately exercisable upon a merger or similar transaction. In addition, certain provisions of Indiana law could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control. Further, certain provisions of Indiana law impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The foregoing provisions could discourage an attempt by a third party to acquire a controlling interest without the approval of management even if such third party were willing to purchase shares of common stock at a premium over its then market price.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of April 30, 1999, we had 4,572,979 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of April 30, 1999, there were options outstanding to purchase 1,558,944 shares of common stock at a weighted average price of $6.82 share under the Company's stock option plans, of which options to purchase 659,047 shares of common stock were then vested and exercisable. We have reserved 195,900 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of April 30, 1999, 11,994 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc. Stock Option Plan and Stock Purchase Plan on January 30, 1998. We expect to file a registration statement for the Made2Manage Systems, Inc. 1999 Stock Option Plan which was approved by shareholders on April 20, 1999. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

Absence of Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 20, 1999 at which the stockholders approved the following two proposals.

Proposal 1        Election  of   Directors  to   serve  until  the  next  Annual
                  Meeting of Shareholders.

                                                      Votes         Votes
                                                       For         Against    Abstentions
                                                     ---------     -------    -----------
                  Ira Coron                          3,101,945       --           18,195
                  Michael P. Cullinane               3,101,945       --           18,195
                  John M. Dillon                     3,101,945       --           18,195
                  Richard G. Halperin                3,101,945       --           18,195
                  David B. Wortman                   3,101,945       --           18,195

Proposal 2        Approval of Made2Manage Systems, Inc. 1999 Stock Option Plan.

                  Votes For               2,363,209
                  Votes Against             692,001
                  Abstentions                64,930

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             See Index to Exhibits

        (b)  Reports on Form 8-K
             No reports on Form 8-K were filed during the current period.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 1999

MADE2MANAGE SYSTEMS, INC.



/s/David B. Wortman                             /s/Stephen R. Head
------------------------------------            ----------------------------------------
David B. Wortman                                Stephen R. Head
President, Chief Executive Officer              Vice President, Finance and
and Director                                    Administration, Chief Financial Officer,
(Principal Executive Officer)                   Secretary and Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)


Index to Exhibits

  Number Assigned in
    Regulation S-K      Exhibit Number
       Item 601                                                Description of Exhibit
         (2)                  2.0        Stock Purchase Agreement, dated August 3, 1998, among Made2Manage
                                         Systems, Inc. and the stockholders of Bridgeware, Inc.
                                         (Incorporated by reference to June 30, 1998 Form 10-Q).
         (3)                  3.1        Amended and Restated Articles of Incorporation of Made2Manage
                                         Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177).
                              3.2        Amended and Restated Code of By-Laws of Made2Manage Systems, Inc.
                                         (Incorporated by reference to Registration Statement on Form S-1,
                                         Registration No. 333-38177).
         (4)                  4.1        Specimen Stock Certificate for Common stock (Incorporated by reference to Registration Statement on Form S-1, Registration No.
                                         333-38177).
                              4.2        Other rights of securities holders - see Exhibits 3.1 and 3.2.
         (10)               10.12        Form of Made2Manage Systems, Inc. Stock Option Agreement
                                         (Incorporated by reference to Exhibit 10.16 to Registration
                                         Statement on Form S-1, Registration No. 333-38177).
                            10.18        Made2Manage Systems, Inc. Employee Stock Purchase Plan
                                         (Incorporated by reference to Exhibit 10.22 to Registration
                                         Statement on Form S-1, Registration No. 333-38177).
                            10.27        Best Software, Inc. Linked Software Dealer Agreement by and
                                         between Best Software, Inc. and Made2Manage Systems, Inc. dated
                                         May 14, 1998 (Incorporated by reference to June 30, 1998 Form 10Q).
                            10.28        Business Loan Agreement by and between Bank One, Indiana, NA and
                                         Made2Manage Systems, Inc. dated March 19, 1999.
                            10.29        Promissory  Note  by and  between  Bank One, Indiana, NA and
                                         Made2Manage Systems Inc. dated March 19, 1999.
                            10.30        1999 Made2Manage Systems Inc. Employee Stock Option Plan.
         (21)                21.1        List of Subsidiaries ( Incorporated by reference to December
                                         31,1998 Form 10-K).
         (27)                27.1        Financial Data Schedule.