Form 10-Q
period 1999-06-30
MADE2MANAGE SYSTEMS INC
filed 1999-08-12
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

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

        Yes     X               No

As of July 31, 1999, there were 4,618,426 shares of Common Stock, no par value, outstanding.

MADE2MANAGE SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
                                                                            Page
ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets --
        As of June 30, 1999 and December 31, 1998                              3

        Condensed Consolidated Statements of Operations --
        For the three and six months ended June 30, 1999 and 1998              4

        Condensed Consolidated Statements of Cash Flows --
        For the six months ended June 30, 1999 and 1998                        5

        Notes to Condensed Consolidated Financial Statements                   6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  8

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk            18

PART II OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                      19

        Signatures                                                            19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
                                                      June 30,      December 31,
                                                       1999            1998
                                                    -----------     ------------
                                                    (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                               $11,415          $15,496
Marketable securities                                     3,700            1,150
Trade accounts receivable, net                            8,929            9,113
Prepaid expenses and other                                  678              796
Deferred income taxes                                       551              551
                                                         ------          -------
Total current assets                                     25,273           27,106

Property and equipment, net                               4,673            3,509
Purchased technology, net                                 1,607            1,803
Excess of costs over net assets acquired and
 other intangibles, net                                   1,326            1,476
                                                         ------          -------
        Total assets                                    $32,879          $33,894
                                                        =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                        $   870          $   990
Accrued liabilities                                         734            1,411
Accrued compensation and related expenses                 1,245            2,256
Deferred revenue                                          8,199            7,961
                                                         ------          -------
Total current liabilities                                11,048           12,618

Deferred revenue                                            667              821
Deferred income taxes                                       517              517
                                                         ------          -------
Total liabilities                                        12,232           13,956
                                                         ------          -------
Shareholders' equity:
  Preferred stock, no par value; 2,000,000
    shares authorized, no shares issued
    and outstanding in 1999 and 1998                         --               --
Common stock, no par value; 10,000,000 shares
  authorized, 4,617,253 and 4,523,278 issued
  and outstanding in 1999 and 1998, respectively         21,670           21,417
Accumulated deficit                                      (1,023)          (1,479)
                                                         ------          -------
Total shareholders' equity                               20,647           19,938
                                                         ------          -------
Total liabilities and shareholders' equity              $32,879          $33,894
                                                        =======          =======

See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        ------------------     -----------------
                                          1999       1998        1999      1998
                                        -------    -------     -------   -------
Revenues:
  Software                              $ 4,132    $ 3,472     $ 8,563   $ 6,094
  Services                                4,212      2,193       8,380     4,224
  Hardware                                  271        160         543       261
                                        -------    -------     -------   -------
    Total revenues                        8,615      5,825      17,486    10,579
                                        -------    -------     -------   -------

Costs of revenues:
  Software                                  422        260         807       405
  Amortization of purchased technology       98         --         196        --
  Services                                2,237      1,187       4,480     2,212
  Hardware                                  181        107         372       176
                                        -------    -------     -------   -------
    Total costs of revenues               2,938      1,554       5,855     2,793
                                        -------    -------     -------   -------

    Gross profit                          5,677      4,271      11,631     7,786
                                        -------    -------     -------   -------

Operating expenses:
  Sales and marketing                     2,950      2,254       5,846     4,112
  Product development                     1,631        929       3,125     1,702
  General and administrative                999        736       2,075     1,371
  Amortization of acquired intangibles       75         --         150        --
                                        -------    -------     -------   -------
    Total operating expenses              5,655      3,919      11,196     7,185
                                        -------    -------     -------   -------

Operating income                             22        352         435       601

Other income, net                           148        149         288       326
                                        -------    -------     -------   -------

Income before income taxes                  170        501         723       927

Income tax provision                         62        138         267       281
                                        -------    -------     -------   -------

Net income                              $   108    $   363     $   456   $   646
                                        =======    =======     =======   =======
Per share amounts:
  Basic:
    Net income                          $   .02    $   .09     $   .10   $   .15
                                        =======    =======     =======   =======
    Average number of shares              4,529      4,253       4,572     4,245
                                        =======    =======     =======   =======

    Diluted:
      Net income                        $   .02    $   .07     $   .09   $   .13
                                        =======    =======     =======   =======
      Average number of shares            5,059      5,078       5,063     4,981
                                        =======    =======     =======   =======

See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                              Six Months Ended
                                                   June 30,
                                             --------------------
                                               1999        1998
                                             --------    --------
Operating activities:
  Net income                                 $   456     $   646
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization
    of property and equipment                    678         422
    Amortization of purchased
    technology                                   196          --
    Amortization of costs over net
    assets acquired and other
    intangibles                                  150          --
    Provision for doubtful accounts              259         218
    Loss on disposition of property
    and equipment                                 --          34
    Deferred income taxes                         --         228
    Changes in assets and liabilities:
      Trade accounts receivable                  (75)       (815)
      Prepaid expenses and other                 118         (83)
      Accounts payable                          (120)        264
      Accrued liabilities                       (677)       (130)
      Accrued compensation and related
      expenses                                (1,011)       (229)
      Deferred revenue                            84       1,069
                                             --------    --------
    Net cash provided by operating
    activities                                    58       1,624
                                             --------    --------

Investing activities:
  Purchases of property and equipment         (1,842)     (1,458)
  Purchases of marketable securities          (6,900)     (5,580)
  Sales of marketable securities               4,350          --
                                             --------    --------
    Net cash used by investing
    activities                                (4,392)     (7,038)
                                             --------    --------

Financing activities:
  Proceeds from issuance of common stock         101          --
  Proceeds from exercise of stock options        152          25
                                             --------    --------
    Net cash provided by financing
    activities                                   253          25
                                             --------    --------

Change in cash and cash equivalents           (4,081)     (5,389)
Cash and cash equivalents, beginning of
period                                        15,496      16,805
                                             --------    --------
Cash and cash equivalents, end of period     $11,415     $11,416
                                             ========    ========

Supplemental disclosures - cash paid for:
  Interest expense                           $    --     $    56
  Income taxes                                   792          22

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

4.  Net Income per Share

Net income per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares include stock options (using the treasury stock method) as prescribed by SFAS No. 128. Under the treasury stock method the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock.

The reconciliation of basic EPS to diluted EPS for the three and six months ended June 30,1999 and 1998 follows (in thousands, except per share amounts):

                                                                 Three Months                    Six Months
                                                        ------------------------------  -----------------------------
                                                                             Per Share                      Per Share
                                                        Income    Shares      Amount    Income    Shares     Amount
                                                        ------    ------     ---------  ------    ------    ---------
1999:
  Basic EPS                                               $108     4,529           .02    $456     4,572          .10
  Adjustment for diluted EPS -- effect of stock
    options                                                 --       530                    --       491
                                                          ----     -----                  ----     -----
  Diluted EPS                                             $108     5,059           .02    $456     5,063          .09
                                                          ====     =====                  ====     =====
1998:
  Basic EPS                                               $363     4,253           .09    $646     4,245          .15
  Adjustment for diluted EPS - effect of stock
    options                                                 --       825                    --       736
                                                          ----     -----                  ----     -----
  Diluted EPS                                             $363     5,078           .07    $646     4,981          .13
                                                          ====     =====                  ====     =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as, "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the report on Form 10-K for the year ended December 31, 1998.

Overview

We develop, market, license and support Made2Manage, an open architecture, standards-based, client/server ERP software solution for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. We have developed manufacturing software applications for this market since our inception in 1986. Our first generation of Made2Manage, designed for PC networks running the DOS operating system on Novell networks, was introduced in 1988, and we introduced a UNIX version of Made2Manage in 1990. We ceased offering the DOS and UNIX versions to new customers in 1995 and 1994, respectively, and in June 1999, we discontinued supporting our existing DOS and UNIX customers. As of June 30, 1999, 272 DOS and UNIX customers had upgraded to the Windows version of Made2Manage for significantly discounted license fees.

In August 1998, we acquired Bridgeware, Inc., a company that offers advance planning and scheduling software, for a combination of cash ($3.5 million) and common stock ($1.0 million), for a total cost of the acquisition of $4.5 million. In connection with this acquisition, we recorded a $1.9 million in-process technology charge. The remaining costs of the acquisition are recorded as assets and are expected to be amortized over lives of five and seven years.

Our revenues are derived from software licenses, services and hardware. Software revenues are generated from licensing software to new customers, from the conversion of existing DOS or UNIX customers to the Windows version, and from current customers increasing the number of licensed users and from licensing new applications. We recognize revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Service revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Service revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenue from these services as they are performed. Hardware revenues are generated from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

Software revenues for a particular quarter depend substantially on orders received and products shipped in that quarter. Furthermore, large orders may be significant to operating income in the quarter in which the corresponding revenue is recognized.

Results of Operations

The following table sets forth the percentage of total revenues and percent increase or decrease from the prior dollar amount represented by certain items included in our statements of operations for the periods indicated.

                                           Three Months Ended                    Six Months Ended
                                               June 30,         Percent              June 30,        Percent
                                           ------------------   Increase         ----------------    Increase
                                             1999       1998    (Decrease)        1999       1998    (Decrease)
                                           ------     ------    ----------       ------     ------   ----------
Revenues:
  Software                                  48.0%      59.6%         19.0%        49.0%      57.6%        40.5%
  Services                                  48.9       37.7          92.1         47.9       39.9         98.4
  Hardware                                   3.1        2.7          69.4          3.1        2.5        108.0
                                           ------     ------                     ------     ------
    revenues                               100.0      100.0          47.9        100.0      100.0         65.3
                                           ------     ------                     ------     ------
Cost of revenues:
  Software                                   4.9        4.5          62.3          4.6        3.8         99.3
  Amortization of purchased technology       1.1         --            NM          1.1         --           NM
  Services                                  26.0       20.4          88.5         25.6       20.9        102.5
  Hardware                                   2.1        1.8          69.2          2.2        1.7        111.4
                                           ------     ------                     ------     ------
    Total costs of revenues                 34.1       26.7          89.1         33.5       26.4        109.6
                                           ------     ------                     ------     ------
    Gross profit                            65.9       73.3          32.9         66.5       73.6         49.4
                                           ------     ------                     ------     ------
Operating expenses:
  Sales and marketing                       34.2       38.7          30.9         33.4       38.9         42.2
  Product development                       18.9       16.0          75.6         17.9       16.1         83.6
  General and administrative                11.6       12.6          35.7         11.9       12.9         51.3
  Amortization of acquired intangibles        .9         --            NM           .8         --           NM
                                           ------     ------                     ------     ------
    Total operating expenses                65.6       67.3          44.3         64.0       67.9         55.8
                                           ------     ------                     ------     ------
Operating income                              .3        6.0         (93.8)         2.5        5.7        (27.6)
Other income, net                            1.7        2.6           (.7)         1.6        3.1        (11.7)
                                           ------     ------                    ------     ------
Income before income taxes                   2.0        8.6         (66.1)         4.1        8.8        (22.0)
Income tax provision                          .7        2.4         (55.1)         1.5        2.7         (5.0)
                                           ------     ------                     ------     ------
Net income                                   1.3%       6.2%        (70.2)         2.6%       6.1%       (29.4)
                                           ======     ======                     ======     ======

____________________
NM - Not meaningful.

Comparison of Three and Six Months Ended June 30, 1999 and 1998

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. For the three months ended June 30, 1999, total revenues increased by $2.8 million, or 47.9%, to $8.6 million from $5.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, total revenues increased by $6.9 million, or 65.3%, to $17.5 million from $10.6 million for the six months ended June 30, 1998. The increase was primarily due to a greater volume of license transactions, sales of new software modules, and increased delivery of implementation, education and support services. We have not historically recognized significant annual revenues from any single customer.

Although revenues have increased in 1999 over 1998, we believe during the three months ended June 30, 1999, we were adversely impacted by the industry-wide trend of delays in new business system purchases due to the Year 2000 market dynamics, as manufacturers delayed major business system purchases. See
"Business Environment and Risk Factors - Year 2000 Market Dynamics" for a description of Year 2000 market dynamics and potential revenue impact.

Software Revenues. For the three months ended June 30, 1999, software revenues increased by $660,000, or 19.0%, to $4.1 million from $3.5 million for the three months ended June 30, 1998. Software license revenues constituted 48.0% and 59.6% of total revenues for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, software revenues increased by $2.5 million, or 40.5%, to $8.6 million from $6.1 million for the six months ended June 30, 1998. Software license revenues constituted 49.0% and 57.6% of total revenues for the six months ended June 30,1999 and 1998, respectively. The increase in software license revenues in 1999 was primarily due to a greater volume of license transactions. Software revenues as a percent of total revenues decreased in 1999 as a result of reduced demand for enterprise business systems due to industry-wide Year 2000 market dynamics.

Services Revenues. For the three months ended June 30, 1999, services revenues increased by $2.0 million, or 92.1%, to $4.2 million from $2.2 million for the three months ended June 30, 1998. These revenues constituted 48.9% and 37.7% of total revenues for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, services revenues increased by $4.2 million, or 98.4%, to $8.4 million from $4.2 million for the six months ended June 30, 1998. These revenues constituted 47.9% and 39.9% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The increases in the dollar amounts recognized in the three and six months ended June 30, 1999 were due to increased (i) support fees from an expanded user base, (ii) delivery of implementation, consulting, and customization services offerings and (iii) delivery of expanded educational offerings.

Hardware Revenues. For the three months ended June 30, 1999, hardware revenues increased by $111,000, or 69.4%, to $271,000 from $160,000 for the three months ended June 30, 1998. These revenues constituted 3.1% and 2.7% of total revenues for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30,1999, hardware revenues increased by $282,000, or 108.0%, to $543,000 from $261,000 for the six months ended June 30,1998. We limit the type of hardware equipment we sell to certain bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

Costs of Revenues

Costs of revenues include costs for software, services, hardware and amortization of purchased technology. For the three months ended June 30, 1999, total costs of revenues increased by $1.4 million, or 89.1%, to $2.9 million from $1.6 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, total costs of revenues increased by $3.1 million to $5.9 million from $2.8 million for the six months ended June 30, 1998. For the three and six months ended June 30, 1999, total costs of revenues represented 34.1% and 33.5%, respectively, of total revenues compared to 26.7% and 26.4% for the three and six months ended June 30, 1998, respectively. The increases in 1999 over 1998 are due principally to the lower percent of total revenues generated by software licenses, which have a higher gross profit than other revenues, and amortization of purchased technology in 1999.

Costs of Software Revenues. For the three months ended June 30, 1999 and 1998, costs of software revenues totaled $422,000 and $260,000, respectively, resulting in gross profit margins of 89.8% and 92.5% of software revenues, respectively. For the three and six months ended June 30, 1999 and 1998, costs of software revenues were $807,000 and $405,000, respectively, resulting in gross profit margins of 90.6% and 93.4% of software revenues, respectively. The decrease in gross profit in 1999 was due primarily to costs for upgrades to Made2Manage v3.0 for a portion of our client base. The v3.0 upgrade includes costs for completely new documentation and Microsoft development tools and database.

Amortization of Purchased Technology. For the three and six months ended June 30, 1999, the expense of $98,000 and $196,000, respectively, results from amortizing costs associated with technology purchased in the acquisition of Bridgeware, Inc. The Bridgeware acquisition occurred in August 1998.

Costs of Services Revenues. For the three months ended June 30, 1999 and 1998, costs of services revenues totaled $2.2 million and $1.2 million, respectively, resulting in gross profits of 46.9% and 45.9% of service revenues, respectively. For the three and six months ended June 30,1999 costs of services revenues were $4.5 million and $2.2 million, respectively. The dollar increases were due primarily to the growth in our installed customer base and related services revenue, which resulted in an increase in the staffing levels for technical support, implementation, consulting and education services.

Costs of Hardware. For the three months ended June 30, 1999 and 1998, costs of hardware revenues totaled $181,000 and $107,000, respectively. The gross profit from hardware was 33.2% and 33.1% of hardware revenues for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, costs of hardware revenues were $372,000 and $176,000, respectively. Gross profit from hardware was 31.5% and 32.6% for the six months ended June 30, 1999 and 1998, respectively.

Operating Expenses

Sales and Marketing Expenses. For the three months ended June 30, 1999 and 1998, sales and marketing expenses were $3.0 million and $2.3 million, respectively, representing 34.2% and 38.7% of total revenues, respectively. For the six months ended June 30, 1999 and 1998, sales and marketing expenses were $5.9 million and $4.1 million, respectively, representing 33.4% and 38.9% of total revenues, respectively. The increase in sales and marketing expenses was primarily due to increased (i) staffing as we expanded our field sales force and marketing staff,
(ii) commissions as a result of increased software license revenues, (iii) marketing activities, including promotional activities and (iv) travel expenses related to sales and marketing efforts. The decrease in sales and marketing as a percent of revenue in 1999 compared to 1998 was a result of greater productivity.

Product Development Expenses. For the three months ended June 30, 1999 and 1998, product development expenses were $1.6 million and $929,000, respectively, representing 18.9% and 16.0% of total revenues, respectively. For the six months ended June 30, 1999 and 1998, development expenses were $3.1 million and $1.7 million, respectively, representing 17.9% and 16.1% of total revenues, respectively. The increase in development expenses results from increased staffing. We did not capitalize any software development costs during these periods.

General and Administrative Expenses. For the three months ended June 30,1999 and 1998, general and administrative expenses were $999,000 and $736,000, respectively, representing 11.6% and 12.6% of total revenues, respectively. For the six months ended June 30 1999 and 1998, general and administrative expenses were $2.1 million and $1.4 million, respectively, representing 11.9% and 12.9% of total revenues, respectively. The dollar increases resulted primarily from additional costs incurred to support the growth of the Company's operations and, to a lesser extent, as a result of the addition of personnel.

Amortization of Acquired Intangibles. For the three and six months ended June 30, 1999, the expense of $75,000 and $150,000, respectively, results from amortizing excess costs over net assets acquired and assembled workforce related to the acquisition of Bridgeware.

Other Income, Net

For the three months ended June 30, 1999 and 1998, other income, net was $148,000 and $149,000, respectively, representing 1.7% and 2.6% of total revenues, respectively. For the six months ended June 30, 1999 and 1998, other income, net was $288,000 and $326,000, respectively, representing 1.6% and 3.1% of total revenues. The decrease in other income in 1999 compared to 1998 was due primarily to a greater proportion of interest earned on tax-free investments.

Income Tax Provision

For the three months ended June 30,1999 and 1998, the income tax provision effective rate was 36.5% and 27.5%, respectively. For the six months ended June 30, 1999 and 1998, the income tax provision effective tax rate was 36.9% and 30.3%, respectively. The effective rate is higher in 1999 due to the impact of non-deductible excess costs over net assets acquired that resulted from the Bridgeware acquisition.

Liquidity and Capital Resources

We have funded our operations to date primarily through equity capital, including our initial public offering of Common Stock in December 1997, debt and cash generated from operations. As of June 30, 1999, we had $15.1 million of cash, cash equivalents and marketable securities resulting principally from the proceeds of our initial public offering.

Cash provided by operations was $58,000 in the first six months of 1999, compared to $1.6 million of cash provided by operations in the first six months of 1998. Cash provided by operations was impacted mainly by a reduction of accrued liabilities, including the payment of estimated taxes, and payment of accrued compensation in 1999. Cash used in investing activities was primarily due to the purchase of computer and telephone equipment and office furniture and aggregated $1.8 million and $1.5 million in 1999 and 1998, respectively. Additionally cash was used to invest in marketable securities with maturities from three months to one year.

At June 30, 1999, we had working capital of $14.2 million, including accounts receivable, net, of $8.9 million. The average accounts receivable days' outstanding was 93 days as of June 30, 1999 and was 87 days at December 31, 1998. Deferred revenue was $8.9 million at June 30, 1999 compared to $8.8 million at December 31, 1998. Deferred revenue is related to support agreements and contracted services, and the current portion of deferred revenue is expected to be recognized as revenue during the next twelve months.

We have a revolving credit agreement with a commercial bank which expires on March 31, 2000, borrowings under which bear interest at the prime rate (7.75% at June 30, 1999). Loans under the revolving credit agreement are limited, in the aggregate, to $2 million. We have not borrowed under the revolving line of credit.

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

We have requested certification of Year 2000 compliance from providers of third party products that we re-sell. Based on responses, we believe all third party products sold by the Company are fully compliant. Despite the assurances we have received, it is possible that our software and third party products we resell may contain undetected errors or defects associated with Year 2000 date functions.

Year 2000 errors from either our products or third party products may result in delay or loss in revenue, diversion of development resources, damage to our reputation, and increased services costs. Any occurrence of these may result in lost business or negatively impact our operating results and financial condition.

Internal Technology Systems. We use a combination of our own software and other commercially available software for our internal operations. At this time, based on the results of our analysis, we believe that there will be no significant costs associated with the Year 2000 issue for our internal operations. We believe we have identified non-compliant technology products and corrective action plans are being implemented as needed to mitigate disruption of internal operations associated with the Year 2000 issue.

Noninternal Technology Systems. Noninternal technology systems include security systems, elevators, and other systems that contain computer or computer like devices used to control the operation of machinery or equipment. We completed our assessment of noninternal technology systems and do not believe any significant Year 2000 issues exist.

Resellers and Key Suppliers. The Company has inquired about the Year 2000 readiness of its resellers and suppliers. The results of our inquiries indicate no material impact on our ability to conduct business due to reseller or key supplier Year 2000 issues. No one reseller is responsible for a material amount of the Company's license fees.

We are expensing all costs related to year 2000 issues. We do not expect that the total costs of evaluation and compliance to be material.

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

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitation of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. We believe that our current revenue recognition policies and practices are consistent with the provision of the new guidance.

Business Environment and Risk Factors

Fluctuations of Quarterly Operating Results; Seasonality
We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. A substantial portion of our software license revenue in each quarter is from licenses signed and product shipped in that quarter, and such revenues historically have been recorded largely in the third month of a quarter, with a concentration of revenues mostly in the last week of that third month. Accordingly, our quarterly results of operations are difficult to predict, and delays in closings of sales or product delivery near the end of a quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. In addition, we have experienced a seasonal pattern in our operating results, with the fourth quarter typically having the highest total revenues and operating income and the first quarter having historically reported lower revenues and operating income compared to the fourth quarter of the preceding year.

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

Year 2000 Market Dynamics

We believe the Year 2000 planning cycle has reduced current demand for enterprise business systems. In addition, each customer's evaluation of its need to achieve Year 2000 compliance with other internal systems may lengthen the sales cycle. We believe that certain customers and potential customers are engaged in testing and correcting system Year 2000 problems, and such customers may choose to defer system investments during 1999, negatively impacting our revenues. Additionally, prior year sales may have been increased due to customers' need to address Year 2000 issues. Such Year 2000 demand will be reduced in 1999 due to the lead time required to implement new systems, possibly negatively impacting our revenues. Our sales cycles may lengthen in 1999 and future years due to lessened urgency of customers' system investment decisions. Because Year 2000 related impacts on customer purchasing decisions are unprecedented, we have a limited ability to determine the impact of the Year 2000 market dynamics on our quarter-to-quarter revenues.

Product and Market Concentration

Our revenues are currently derived from licenses of Made2Manage, including optional modules, licensing of Bridgeware's Advanced Planning and Scheduling products and third-party software, and related support, services and hardware. In our near term, Made2Manage and related services are expected to continue to account for substantially all of the revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, incompatibility with third party hardware or software products, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in, which Made2Manage operates, could have a material adverse effect on our business, financial condition and results of operations.

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

We sublicense various third party products, including Microsoft Visual FoxPro, Microsoft Project, products from Powerway, Best Software, and FRx and bar code hardware and software. There can be no assurance that these third party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Management of Growth; International Expansion

We have experienced rapid growth in our business and operations. While we have managed this growth to date, there can be no assurance that we will be able to effectively do so in the future. Our ability to manage growth successfully is contingent upon a number of factors including our ability to implement and improve operational, financial and management information systems and to motivate and effectively manage employees. While in the long term we plan to distribute Made2Manage in international markets, we have no significant experience in international markets and there can be no assurance that such expansion can be successfully accomplished. If we are unable to manage future growth effectively, our business, financial condition and results of operations would be materially and adversely affected.

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

Substantial Control by Single Shareholder

As of July 31, 1999, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 21.2% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of July 31, 1999, we had 4,618,426 shares of common stock outstanding, of which, we believe, 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of July 31, 1999, there were options outstanding to purchase 1,672,426 shares of common stock at a weighted average price of $6.92 share under the Company's stock option plans, of which options to purchase
712,151 shares of common stock were then vested and exercisable. We have reserved 27,400 shares of common stock for future grant under the 1999 Stock Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of July 31, 1999, 17,690 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc. Stock Option Plan and Stock Purchase Plan on January 30, 1998. We expect to file a registration statement for the Made2Manage Systems, Inc. 1999 Stock Option Plan which was approved by shareholders on April 20, 1999. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

Absence of Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Dated: August 10, 1999

MADE2MANAGE SYSTEMS, INC.

/s/David B. Wortman
-------------------------------------------
David B. Wortman
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/Stephen R. Head
-------------------------------------------
Stephen R. Head
Vice President, Finance and Administration,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Index to Exhibits

 Number Assigned
 in Regulation      Exhibit
 S-K Item 601       Number     Description of Exhibit
----------------    -------    ----------------------
(2)                     2.0    Stock Purchase Agreement, dated August 3, 1998,
                               among Made2Manage Systems, Inc. and the
                               stockholders of Bridgeware, Inc. (Incorporated by
                               reference to June 30, 1998 Form 10-Q).
(3)                     3.1    Amended and Restated Articles of Incorporation of
                               Made2Manage Systems, Inc. (Incorporated by
                               reference to Registration Statement on Form S-1,
                               Registration No. 333-38177).
                        3.2    Amended and Restated Code of By-Laws of
                               Made2Manage Systems, Inc. (Incorporated by
                               reference to Registration Statement on Form S-1,
                               Registration No. 333-38177).
(4)                     4.1    Specimen Stock Certificate for Common stock
                               (Incorporated by reference to Registration
                               Statement on Form S-1, Registration No.
                               333-38177).
                        4.2    Other rights of securities holders - see Exhibits
                               3.1 and 3.2.
(10)                  10.12    Form of Made2Manage Systems, Inc. Stock Option
                               Agreement (Incorporated by reference to Exhibit
                               10.16 to Registration Statement on Form S-1,
                               Registration No. 333-38177).
                      10.18    Made2Manage Systems, Inc. Employee Stock Purchase
                               Plan (Incorporated by reference to Exhibit 10.22
                               to Registration Statement on Form S-1,
                               Registration No. 333-38177).
                      10.27    Best Software, Inc. Linked Software Dealer
                               Agreement by and between Best Software, Inc. and
                               Systems, Inc. dated May 14, 1998 (Incorporated by
                               reference to June 30, 1998 Form 10-Q).
                      10.28    Business Loan Agreement by and between Bank One,
                               Indiana, NA and Made2Manage Systems, Inc. dated
                               March 19, 1999.  (Incorporated by reference to
                               March 31, 1999 Form 10-Q).
                      10.29    Promissory Note by and between Bank One, Indiana,
                               NA and Made2Manage Systems Inc. dated March 19,
                               1999.  (Incorporated by reference to March 31,
                               1999 Form 10-Q).
                      10.30    Made2Manage Systems, Inc. 1999 Stock Option Plan.
                               (Incorporated by reference to March 31, 1999 Form
                               10-Q).
(21)                   21.1    List of Subsidiaries (Incorporated by reference
                               to December 31,1998 Form 10-K).
(27)                   27.1    Financial Data Schedule.