Form 10-Q
period 1999-09-30
MADE2MANAGE SYSTEMS INC
filed 1999-11-15
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------

FORM 10-Q
----------------

(MarkOne)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

           Or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

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

             Yes  [X]                     No   [ ]

As of October 31, 1999, there were 4,624,783 shares of Common Stock, no par value, outstanding.

MADE2MANAGE SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS
PART I        FINANCIAL INFORMATION
                                                                                                      Page
ITEM 1.       Financial Statements

              Condensed Consolidated Balance Sheets --
              As of September 30, 1999 and December 31, 1998.........................................    3

              Condensed Consolidated Statements of Operations --
              For the three and nine months ended September 30, 1999 and 1998........................    4

              Condensed Consolidated Statements of Cash Flows --
              For the nine months ended September 30, 1999 and 1998..................................    5

              Notes to Condensed Consolidated Financial Statements...................................    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................     7

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk.............................   17

PART II       OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K.......................................................   18

              Signatures.............................................................................   18



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
                                                                                       September 30,        December 31,
                                                                                          1999                  1998
                                                                                       -------------        ------------
                                                                                        (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents.....................................................          $10,271             $15,496
    Marketable securities.........................................................            4,800               1,150
    Trade accounts receivable, net................................................            6,751               9,113
    Prepaid expenses and other                                                                  750                 796
    Deferred income taxes.........................................................              551                 551
                                                                                            --------            --------
       Total current assets.......................................................           23,123              27,106

Property and equipment, net.......................................................            4,650               3,509
Purchased technology, net.........................................................            1,509               1,803
Excess of costs over net assets acquired and other intangibles, net...............            1,251               1,476
                                                                                            --------            --------

       Total assets...............................................................          $30,533             $33,894
                                                                                            ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................................................          $   656             $   990
    Accrued liabilities...........................................................              253               1,411
    Accrued compensation and related expenses.....................................            1,151               2,256
    Deferred revenue..............................................................            8,026               7,961
                                                                                            --------            --------
       Total current liabilities..................................................           10,086              12,618

Deferred revenue..................................................................              503                 821
Deferred income taxes.............................................................              517                 517
                                                                                            --------            --------
       Total liabilities..........................................................           11,106              13,956
                                                                                            --------            --------
Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
       issued and outstanding in 1999 and 1998....................................               --                  --
    Common stock, no par value; 10,000,000 shares authorized, 4,624,783 and
       4,523,278 issued and outstanding in 1999 and 1998, respectively............           21,711              21,417
    Accumulated deficit...........................................................           (2,284)             (1,479)
                                                                                            --------            --------
       Total shareholders' equity.................................................           19,427              19,938
                                                                                            --------            --------

       Total liabilities and shareholders' equity.................................          $30,533             $33,894
                                                                                            ========            ========

See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                  --------------------       --------------------
                                                                     1999        1998           1999        1998
                                                                  --------     --------      --------     --------
Revenues:
    Software..................................................    $ 2,159      $ 4,162       $10,722      $10,256
    Services..................................................      3,941        2,872        12,323        7,096
    Hardware..................................................        313          254           855          515
                                                                  --------     --------      --------     --------
      Total revenues..........................................      6,413        7,288        23,900       17,867
                                                                  --------     --------      --------     --------
Costs of revenues:
    Software..................................................        316          265         1,124          670
    Amortization of purchased technology......................         98           66           295           66
    Services..................................................      2,133        1,499         6,613        3,711
    Hardware..................................................        199          162           571          338
                                                                  --------     --------      --------     --------
      Total costs of revenues.................................      2,746        1,992         8,603        4,785
                                                                  --------     --------      --------     --------
      Gross profit............................................      3,667        5,296        15,297       13,082
                                                                  --------     --------      --------     --------
Operating expenses:
    Sales and marketing.......................................      2,972        2,670         8,819        6,782
    Product development.......................................      1,701        1,090         4,826        2,792
    General and administrative................................      1,059          889         3,133        2,260
    Amortization of acquired intangibles......................         75           50           225           50
    Acquired in-process technology............................         --        1,890            --        1,890
                                                                  --------     --------      --------     --------
      Total operating expenses................................      5,807        6,589        17,003       13,774
                                                                  --------     --------      --------     --------

Operating loss................................................     (2,140)      (1,293)       (1,706)        (692)

Other income, net.............................................        140          122           428          448
                                                                  --------     --------      --------     --------

Income before income taxes....................................     (2,000)      (1,171)       (1,278)        (244)

Income tax benefit (provision)................................        740         (255)          473         (536)
                                                                  --------     --------      --------     --------

Net loss......................................................    $(1,260)     $(1,426)      $  (805)     $  (780)
                                                                  ========     ========      ========     ========

Per share amounts - basic and diluted:
      Net loss per share......................................    $ (0.27)     $ (0.33)      $ (0.18)     $ (0.18)
                                                                  ========     ========      ========     ========
      Average number of shares................................      4,618        4,333         4,588        4,275
                                                                  ========     ========      ========     ========

See accompanying notes.

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        -------------------
                                                                                           1999       1998
                                                                                        --------   --------
Operating activities:
    Net loss........................................................................    $  (805)   $  (780)
    Adjustments to reconcile net income to net cash provided by operating activities:
       Acquired in-process technology charge........................................         --      1,890
       Depreciation and amortization of property and equipment......................      1,094        682
       Amortization of acquisition related intangible assets........................        519        115
       Provision for doubtful accounts..............................................        425        426
       Loss on disposition of property and equipment................................         --         34
       Deferred income taxes........................................................         --        433
       Changes in assets and liabilities:
          Trade accounts receivable.................................................      1,937     (1,756)
          Prepaid expenses and other................................................         46       (139)
          Accounts payable..........................................................       (334)       268
          Accrued liabilities.......................................................     (1,158)       123
          Accrued compensation and related expenses.................................     (1,105)       100
          Deferred revenue..........................................................       (253)     1,843
                                                                                        --------   --------
       Net cash provided by operating activities....................................        366      3,239
                                                                                        --------   --------

Investing activities:
    Acquisition of Bridgeware, Inc. net of cash acquired............................         --     (3,479)
    Purchases of property and equipment.............................................     (2,235)    (1,882)
    Purchases of marketable securities..............................................     (9,900)    (3,328)
    Sales of marketable securities..................................................      6,250         --
                                                                                        --------   --------
       Net cash used by investing activities........................................     (5,885)    (8,689)
                                                                                        --------   --------

Financing activities:
    Proceeds from issuance of common stock..........................................        142         --
    Proceeds from exercise of stock options.........................................        152        115
    Payments on long term obligations...............................................         --       (111)
                                                                                        --------   --------
       Net cash provided by financing activities....................................        294          4
                                                                                        --------   --------

Change in cash and cash equivalents.................................................     (5,225)    (5,446)
Cash and cash equivalents, beginning of period......................................     15,496     16,805
                                                                                        --------   --------
Cash and cash equivalents, end of period............................................    $10,271    $11,359
                                                                                        ========   ========

Supplemental disclosures:
    Cash paid for:
       Interest expense.............................................................    $    --    $     4
       Income taxes.................................................................        907        248
    Non-cash investing activities - issuance of 91,135 shares of common stock for
       Bridgeware, Inc. acquisition.................................................         --        997

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

4.  Net Income per Share

Net income per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares include stock options (using the treasury stock method) as prescribed by SFAS No. 128. Under the treasury stock method the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock. Common stock equivalents of approximately 305,000 and 434,000 for the three and nine months ended September 30, 1999, respectively, and 721,000 and 731,000 for the three and nine months ended September 30, 1998, respectively, were not included in the diluted calculations because, due to the net losses, they were anti-dilutive.

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

Overview

We develop, market, license and support Made2Manage, an open architecture, standards-based, client/server ERP software solution for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. We have developed manufacturing software applications for this market since our inception in 1986. Our first generation of Made2Manage, designed for PC networks running the DOS operating system on Novell networks, was introduced in 1988, and we introduced a UNIX version of Made2Manage in 1990. We ceased offering the DOS and UNIX versions to new customers in 1995 and 1994, respectively, and in June 1999, we discontinued supporting existing DOS and UNIX versions. As of September 30, 1999, 354 DOS and UNIX customers had upgraded to the Windows version of Made2Manage for significantly discounted license fees.

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

                                            Three Months Ended                  Nine months Ended
                                               September 30,       Percent        September 30,      Percent
                                            -------------------    Increase     ------------------   Increase
                                               1999       1998    (Decrease)     1999      1998     (Decrease)
                                            --------    -------   ----------    -------   -------   ----------
Revenues:
    Software.............................     33.7%      57.1%      (48.1)%      44.9%      57.4%       4.5%
    Services.............................     61.4       39.4        37.2        51.5       39.7       73.7
    Hardware.............................      4.9        3.5        23.2         3.6        2.9       66.0
                                             -------    -------                 -------    -------
       Total revenues....................    100.0      100.0       (12.0)      100.0      100.0       33.8
                                             -------    -------                 -------    -------
Cost of revenues:
    Software.............................      4.9        3.6        19.2         4.7        3.7       67.8
    Amortization of purchased technology.      1.5         .9        48.5         1.2         .4      347.0
    Services.............................     33.3       20.6        42.3        27.7       20.8       78.2
    Hardware.............................      3.1        2.2        22.8         2.4        1.9       68.9
                                             -------    -------                 -------    -------
       Total costs of revenues...........     42.8       27.3        37.9        36.0       26.8       79.8
                                             -------    -------                 -------    -------
       Gross profit .....................     57.2       72.7       (30.8)       64.0       73.2       16.9
                                             -------    -------                 -------    -------
Operating expenses:
    Sales and marketing..................     46.3       36.6        11.3        36.9       38.0       30.0
    Product development..................     26.5       15.0        56.1        20.2       15.6       72.9
    General and administrative...........     16.5       12.2        19.1        13.1       12.6       38.6
    Amortization of acquired intangibles.      1.2         .7        50.0          .9         .3      350.0
    Acquired in-process technology.......       --       25.9          NM          --       10.6         NM
                                             -------    -------                 -------    -------
       Total operating expenses..........     90.5       90.4       (11.9)       71.1       77.1       23.4
                                             -------    -------                 -------    -------
Operating loss...........................    (33.3)     (17.7)       65.5        (7.1)      (3.9)     146.5
Other income, net .......................      2.2        1.6        14.8         1.8        2.5       (4.5)
                                             -------    -------                 -------    -------
Income before income taxes...............    (31.1)     (16.1)       70.8        (5.3)      (1.4)     423.8
Income tax benefit (provision)...........     11.5       (3.5)         NM         1.9       (3.0)        NM
                                             -------    -------                 -------    -------
Net loss.................................    (19.6)%    (19.6)%     (11.6)       (3.4)%     (4.4)%      3.2
                                             =======    =======                 =======    =======

NM - Not meaningful.

Comparison of Three and Nine months Ended September 30, 1999 and 1998

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. For the three months ended September 30, 1999, total revenues decreased by $875,000, or 12.0%, to $6.4 million from $7.3 million for the three months ended September 30, 1998. The decrease was due to a lower volume of license transactions. For the nine months ended September 30, 1999, total revenues increased by $6.0 million, or 33.8%, to $23.9 million from $17.9 million for the nine months ended September 30, 1998. The increase was primarily due to increased delivery of implementation, education and support services and, to a lesser extent, a greater volume of license transactions and sales of new software modules. We have not historically recognized significant annual revenues from any single customer.

Although revenues have increased in 1999 over 1998, we believe during the three months ended September 30, 1999, we were adversely impacted by the industry-wide trend of delays in new business system purchases due to the Year 2000 market dynamics, as manufacturers delayed major business system purchases. See
"Business Environment and Risk Factors - Year 2000 Market Dynamics" for a description of Year 2000 market dynamics and potential revenue impact.

Software Revenues. For the three months ended September 30, 1999, software revenues decreased by $2.0 million , or 48.1%, to $2.2 million from $4.2 million for the three months ended September 30, 1998. Software license revenues constituted 33.7% and 57.1% of total revenues for the three months ended September 30, 1999 and 1998, respectively. The decrease in software license revenues for the three months ended September 30,1999 was due to a lower volume of license transactions. For the nine months ended September 30, 1999, software revenues increased by $466,000, or 4.5%, to $10.7 million from $10.3 million for the nine months ended September 30, 1998. Software license revenues constituted 44.9% and 57.4% of total revenues for the nine months ended September 30,1999 and 1998, respectively. The increase in software license revenues in 1999 was primarily due to a greater volume of license transactions. Software revenues as a percent of total revenues decreased in 1999 mainly as a result of reduced demand for enterprise business systems due to industry-wide Year 2000 market dynamics.

Services Revenues. For the three months ended September 30, 1999, services revenues increased by $1.1 million, or 37.2%, to $3.9 million from $2.9 million for the three months ended September 30, 1998. These revenues constituted 61.4% and 39.4% of total revenues for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, services revenues increased by $5.3 million, or 73.7%, to $12.3 million from $7.1 million for the nine months ended September 30, 1998. These revenues constituted 51.5% and 39.7% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The increases in the dollar amounts recognized in the three and nine months ended September 30, 1999 were due to increased (i) support fees from an expanded user base, (ii) delivery of implementation, consulting, and customization services offerings and (iii) delivery of educational offerings.

Hardware Revenues. For the three months ended September 30, 1999, hardware revenues increased by $59,000, or 23.2%, to $313,000 from $254,000 for the three months ended September 30, 1998. These revenues constituted 4.9% and 3.5% of total revenues for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, hardware revenues increased by $340,000, or 66.0%, to $855,000 from $515,000 for the nine months ended September 30, 1998. We limit the type of hardware equipment we sell to certain bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

Costs of Revenues

Costs of revenues include costs for software, services, hardware and amortization of purchased technology. For the three months ended September 30, 1999, total costs of revenues increased by $754,000, or 37.9%, to $2.7 million from $2.0 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, total costs of revenues increased by $3.8 million, or 79.8%, to $8.6 million from $4.8 million for the nine months ended September 30, 1998. For the three and nine months ended September 30, 1999, total costs of revenues represented 42.8% and 36.0%, respectively, of total revenues compared to 27.3% and 26.8% for the three and nine months ended September 30, 1998, respectively. The increases in 1999 over 1998 are due principally to the lower percent of total revenues generated by software licenses, which have a higher gross profit than other revenues, and amortization of purchased technology in 1999.

Costs of Software Revenues. For the three months ended September 30, 1999 and 1998, costs of software revenues totaled $316,000 and $265,000, respectively, resulting in gross profit margins of 85.4% and 93.6% of software revenues, respectively. For the nine months ended September 30, 1999 and 1998, costs of software revenues were $1.1 million and $670,000, respectively, resulting in gross profit margins of 89.5% and 93.5% of software revenues, respectively. The decrease in gross profit in 1999 was due to costs for upgrades to Made2Manage v3.0 for a portion of our client base and, to a lesser extent, an increase in the amount of revenue from lower margin third party software products. The v3.0 upgrade includes costs for completely new documentation and Microsoft development tools and database.

Amortization of Purchased Technology. The expense results from amortizing costs associated with technology purchased in the acquisition of Bridgeware, Inc. which occurred in August 1998. The costs are amortized on a straight-line basis over the estimated useful life.

Costs of Services Revenues. For the three months ended September 30, 1999 and 1998, costs of services revenues totaled $2.1 million and $1.5 million, respectively, resulting in gross profits of 45.9% and 47.8% of service revenues, respectively. For the nine months ended September 30,1999 and 1998 costs of services revenues were $6.6 million and $3.7 million, respectively, resulting in gross profits of 46.3% and 47.7%, respectively. The dollar increases were due primarily to the growth in our installed customer base and related services revenue, which resulted in an increase in the staffing levels for technical support, implementation, consulting and education services.

Costs of Hardware. For the three months ended September 30, 1999 and 1998, costs of hardware revenues totaled $199,000 and $162,000, respectively. The gross profit from hardware was 36.4% and 36.2% of hardware revenues for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, costs of hardware revenues were $571,000 and $338,000, respectively. Gross profit from hardware was 33.2% and 34.4% for the nine months ended September 30, 1999 and 1998, respectively.

Operating Expenses

Sales and Marketing Expenses. For the three months ended September 30, 1999 and 1998, sales and marketing expenses were $3.0 million and $2.7 million, respectively, representing 46.3% and 36.6% of total revenues, respectively. The increase in sales and marketing expenses as a percent of revenue for the three months ended September 30,1999 is primarily due to the impact of lower software revenue. For the nine months ended September 30, 1999 and 1998, sales and marketing expenses were $8.8 million and $6.8 million, respectively, representing 36.9% and 38.0% of total revenues, respectively. The increase in sales and marketing expenses for the nine months ended September 30, 1999 was primarily due to increased (i) staffing as we expanded our field sales force and marketing staff, (ii) marketing activities, including promotional activities and
(iii) travel expenses related to sales and marketing efforts.

Product Development Expenses. For the three months ended September 30, 1999 and 1998, product development expenses were $1.7 million and $1.1 million, respectively, representing 26.5% and 15.0% of total revenues, respectively. The increase in development expenses as a percent of revenue for the three months ended September 30,1999 is primarily due to the impact of lower revenue. For the nine months ended September 30, 1999 and 1998, development expenses were $4.8 million and $2.8 million, respectively, representing 20.2% and 15.6% of total revenues, respectively. The increase in development expenses results from increased staffing. We did not capitalize any software development costs during these periods.

General and Administrative Expenses. For the three months ended September 30,1999 and 1998, general and administrative expenses were $1.1 million and $889,000, respectively, representing 16.5% and 12.2% of total revenues, respectively. The increase in general and administrative expenses as a percent of revenue for the three months ended September 30,1999 is mainly due to the impact of lower software revenue. For the nine months ended September 30 1999 and 1998, general and administrative expenses were $3.1 million and $2.3 million, respectively, representing 13.1% and 12.6% of total revenues, respectively. The dollar increases resulted primarily from additional costs incurred to support the growth of the Company's operations and, to a lesser extent, as a result of the addition of personnel.

Amortization of Acquired Intangibles. The expense results from amortizing excess costs over net assets acquired and assembled workforce related to the acquisition of Bridgeware which occurred in August 1998. The costs are amortized on a straight-line basis over the estimated useful life.

Acquired In-Process Technology. This charge in 1998 of $1.9 million is a result of the amounts assigned to in-process technology in connection with the acquisition of Bridgeware which occurred in August 1998.

Other Income, Net

For the three months ended September 30, 1999 and 1998, other income, net was $140,000 and $122,000, respectively, representing 2.2% and 1.6% of total revenues, respectively. For the nine months ended September 30, 1999 and 1998, other income, net was $428,000 and $448,000, respectively, representing 1.8% and 2.5% of total revenues. The decrease in other income in 1999 compared to 1998 was due primarily to a greater proportion of interest earned on tax-free investments.

Income Tax Provision

For the three and nine months ended September 30,1999 the income tax benefit effective rate was 37.0%. For the three and nine months ended September 30, 1998 the effective tax provision rate was 35.5% and 32.6%, respectively, excluding the non-deductible charge of $1.9 million for acquired in-process technology in connection with the acquisition of Bridgeware. The effective rate is higher in 1999 due to the impact of non-deductible excess costs over net assets acquired that resulted from the Bridgeware acquisition.

Liquidity and Capital Resources

We have funded our operations to date primarily through equity capital, including our initial public offering of Common Stock in December 1997, debt and cash generated from operations. As of September 30, 1999, we had $15.1 million of cash, cash equivalents and marketable securities.

Cash provided by operations was $366,000 in the first nine months of 1999, compared to $3.2 million of cash provided by operations in the first nine months of 1998. Cash provided by operations in 1999 was impacted mainly by depreciation and amortization and a reduction in accounts receivable, offset by the net loss, a reduction of accrued liabilities, including the payment of estimated taxes, and payment of accrued compensation. Cash used in investing activities was primarily due to the purchase of computer and telephone equipment and office furniture and aggregated $2.2 million and $1.9 million in 1999 and 1998, respectively. Additionally, cash was used to invest in marketable securities with maturities from three months to one year.

At September 30, 1999, we had working capital of $13.0 million, including accounts receivable, net, of $6.8 million. The average accounts receivable days' outstanding was 95 days as of September 30, 1999 and was 87 days at December 31, 1998. Deferred revenue was $8.5 million at September 30, 1999 compared to $8.8 million at December 31, 1998. Deferred revenue is related to support agreements and contracted services, and the current portion of deferred revenue is expected to be recognized as revenue during the next twelve months.

We have a revolving credit agreement with a commercial bank which expires on March 31, 2000, borrowings under which bear interest at the prime rate (8.25% at September 30, 1999). Loans under the revolving credit agreement are limited, in the aggregate, to $2 million. We have not borrowed under the revolving line of credit.

We believe that cash and cash equivalents, cash flow from operations and credit commitments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least through 2000.

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

Software Products. We continually test our newly developed software for Year 2000 compliance. As of this date, all Made2Manage Systems, Inc. products currently marketed are believed to be fully compliant. Our legacy DOS and UNIX products are not year 2000 compliant and no further sales, distribution or development of these products is, to our knowledge, taking place. We notified customers of these prior versions in 1996, and subsequently, of this non-compliance and customers were offered significantly discounted pricing and implementation assistance to migrate to the current Year 2000 compliant Windows version.

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

Business Environment and Risk Factors

In addition to other information contained in this report, the following factors could affect our actual results and could cause such results to differ materially from those achieved in the past or expressed in our forward looking statements.

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

Management of Growth; International Expansion

We have experienced rapid growth in our business and operations. While we have managed this growth to date, there can be no assurance that we will be able to effectively do so in the future. Our ability to manage growth successfully is contingent upon a number of factors including our ability to implement and improve operational, financial and management information systems and to motivate and effectively manage employees. While we plan to distribute Made2Manage in international markets, we have no significant experience in international markets and there can be no assurance that such expansion can be successfully accomplished. If we are unable to manage future growth effectively, our business, financial condition and results of operations would be materially and adversely affected.

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

Competition

The business management applications software market is intensely competitive, rapidly changing and significantly affected by new competitors, new product offerings and other market activities. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management systems vendors. A number of companies offer Windows compatible products that are directed at the market for ERP systems. The technologies we use to develop Made2Manage are generally available and widely known and include technologies developed by Microsoft. There can be no assurance that competitors will not develop products based on the same technology upon which Made2Manage is based.

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

Substantial Control by Single Shareholder

As of October 31, 1999, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 19.5% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of October 31, 1999, we had 4,624,783 shares of common stock outstanding, of which, we believe, 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of October 31, 1999, there were options outstanding to purchase 1,667,636 shares of common stock at a weighted average price of $6.89 share under the Company's stock option plans, of which options to purchase 803,944 shares of common stock were then vested and exercisable. We have reserved 14,900 shares of common stock for future grant under the 1999 Stock Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of October 31, 1999, 24,047 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc. Stock Option Plan and Stock Purchase Plan on January 30, 1998. We filed a registration statement for the Made2Manage Systems, Inc. 1999 Stock Option Plan which was approved by shareholders on April 20, 1999. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

Dated: November 10, 1999

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

Index to Exhibits
  Number Assigned in
    Regulation S-K      Exhibit Number   Description of Exhibit
       Item 601
          (2)                  2.0       Stock Purchase Agreement, dated August 3, 1998, among Made2Manage
                                         Systems, Inc. and the stockholders of Bridgeware, Inc.
                                         (Incorporated by reference to September 30, 1998 Form 10-Q).
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
                                         (Incorporated by reference to Exhibit 10.16 to Registration
                                         Statement on Form S-1, Registration No. 333-38177).
                             10.18       Made2Manage Systems, Inc. Employee Stock Purchase Plan
                                         (Incorporated by reference to Exhibit 10.22 to Registration
                                         Statement on Form S-1, Registration No. 333-38177).
                             10.27       Best Software, Inc. Linked Software Dealer Agreement by and
                                         between Best Software, Inc. and Made2Manage Systems, Inc. dated
                                         May 14, 1998 (Incorporated by reference to September 30, 1998 Form
                                         10-Q).
                             10.28       Business Loan  Agreement by and between Bank One, Indiana, NA and Made2Manage Systems,  Inc.  dated  March 19,  1999.
                                         (Incorporated by reference to March 31, 1999 Form 10-Q).
                             10.29       Promissory  Note  by and  between  Bank One, Indiana,  NA and
                                         Made2Manage Systems  Inc.  dated  March  19,  1999.
                                         (Incorporated by reference to March 31, 1999 Form 10-Q).
                             10.30       Made2Manage Systems, Inc. 1999 Stock Option Plan.  (Incorporated
                                         by reference to March 31, 1999 Form 10-Q).
         (21)                 21.1       List of Subsidiaries (Incorporated by reference to December
                                         31,1998 Form 10-K).
         (27)                 27.1       Financial Data Schedule.
