Form 10-K
period 1999-12-31
MADE2MANAGE SYSTEMS INC
filed 2000-03-30
CIK 1038271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---  ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


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

                     Yes     [X]                    No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of the Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 1, 2000, as reported on The Nasdaq Stock Market(R) was $47,851,388. Common stock held by executive officers, directors and persons who are known to own 5% or more of the outstanding common stock have been excluded from the computation as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2000, the registrant had 4,726,563 shares of common stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

           (This   page  has  been  left  blank intentionally.)



                                Table of Contents

                            Made2Manage Systems, Inc.

                                    Form 10-K
PART 1...................................................................................................1

   ITEM 1. BUSINESS......................................................................................1
           General.......................................................................................1
           Markets and Customers.........................................................................1
           Sales and Marketing...........................................................................1
           The Product...................................................................................1
           Product Development...........................................................................3
           Service and Support...........................................................................3
           Competition...................................................................................4
           Intellectual Property.........................................................................4
           Employees.....................................................................................5
           Executive Officers of the Registrant..........................................................5
   ITEM 2. PROPERTIES....................................................................................6
   ITEM 3. LEGAL PROCEEDINGS.............................................................................6
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................6

PART II..................................................................................................7

   ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS........................7
   ITEM 6. SELECTED FINANCIAL DATA.......................................................................8
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........9
           Overview......................................................................................9
           Results of Operations........................................................................11
           Comparisons of Years Ended December 31, 1999, 1998 and 1997..................................11
           Year 2000 Compliance.........................................................................14
           Inflation....................................................................................14
           Accounting Pronouncements....................................................................14
           Liquidity and Capital Resources..............................................................14
           Business Environment and Risk Factors........................................................15
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................20
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................21
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........36

PART III................................................................................................37

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................37
   ITEM 11. EXECUTIVE COMPENSATION......................................................................37
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................37
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................37
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................38


     (This page has been left blank intentionally.)

                                     PART 1

ITEM 1. Business.

General

Made2Manage Systems, Inc. develops, markets and supports fully integrated, Microsoft(R) Windows-based business application software for manufacturers. Our principal product, Made2Manage for Windows, referred to as "Made2Manage", is an enterprise-wide business management system, often referred to as an Enterprise Resource Planning, or "ERP", system. During 1999 we adopted a strategy to provide e-commerce solutions for our target market. The result was m2mEport, a web site dedicated to the needs of small and mid size manufacturing enterprises, which was officially launched in March 2000. Our corporate offices are in Indianapolis, Indiana, and we have a subsidiary, Bridgeware, Inc., which we acquired during 1998. Bridgeware provides advanced planning and scheduling software. Bridgeware is based in San Bruno, California and has a subsidiary in Israel. In October 1999, we incorporated Made2Manage Systems, LTD, a subsidiary in the United Kingdom; however, Made2Manage Systems, LTD did not commence business during 1999. Made2Manage Systems' web site address is www.made2manage.com.

Markets and Customers

Our target market consists primarily of small and midsize discrete manufacturers with annual revenues of up to $100 million that are engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Discrete manufacturers fabricate and assemble parts into a finished product as distinguished from process manufacturers, which combine raw materials to create finished products. Engineer-to-order manufacturing is a subset of make-to-order where the product is expressly designed and manufactured to meet a customer's unique requirements, often as a "one-time" item. Make-to-order manufacturing involves fabricating and assembling products that are either standardized or that meet a customer's unique specifications.
Assemble-to-order manufacturing involves assembling products that meet a customer's unique specifications from standard, or stock, sub-component parts. Make-to-stock refers to manufacturing in which standard products are fabricated, assembled and placed in finished goods inventory based on projected customer demand. Many manufacturing processes involve a combination of some or all of these production techniques.

Based on data published by Dun & Bradstreet Corporation, we believe that there are over 50,000 manufacturing operations in the United States and Canada that meet our target market parameters.

Sales and Marketing

We market our products and services primarily throughout the United States and Canada, and we have recently added distribution for Europe. We use direct sales representatives, supported by regional managers and manufacturing applications consultants, and a network of Value Added Resellers ("VARs"). We have licensed Made2Manage for use at more than 1300 manufacturing sites in North America, primarily in the United States. Bridgeware has established customers and reseller relationships outside of North America.

The Products

Made2Manage

Made2Manage, our core product, is designed to meet the unique needs of small and midsize discrete manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. The product is a comprehensive application suite designed to be the only business software these manufacturers need to effectively manage their entire organizations. It includes applications in sales and marketing, engineering, materials management, production, quality management, finance and accounting, human resources and web-based applications for customer and supplier collaboration.

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

3.   Materials  Management  functions  include Materials  Requirements  Planning
     (MRP) for controlling inventory procurement and production job creation, as well as infinite and finite production scheduling. Our Advanced Planning and Scheduling capabilities, acquired with Bridgeware, enable planners to consider both materials and capacity constraints at the same time in building their production plans. Execution level support is provided through functions that include cycle counting functionality, physical inventory capabilities and on-hand availability. Lot Control enables companies to track raw materials, sub-assemblies and final assemblies to their origin.

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

Made2Manage offers several web-based applications to help its customers achieve a competitive edge with regards to e-business and the Internet. Informing, interacting and collaborating with customers, suppliers and employees is, and will continue to be, a very important role of the Internet, and Made2Manage provides much of the functionality so that small and midsize manufacturers can compete in the new Internet economy.

m2mEport

In March 2000 we launched our web site dedicated to small and mid-sized manufacturers. This site will provide many Internet resources for our customers and other manufacturers. The m2mEport site features advanced distance learning offerings, the ability to offer Made2Manage through an Application Service Provider (ASP), along with content rich collaboration opportunities for customers and suppliers.

Product Development

We seek to enhance our competitive position by incorporating additional functionality in Made2Manage and our e-business products to meet the evolving needs of manufacturers in our target market. Product enhancement ideas originate from existing customers, prospective customers and industry trend analysis. Input is collected through surveys, interviews, user groups and customer service and support activities. We analyze this input and identify changes for future product releases. Our product development personnel have experience in software development, quality assurance and documentation and are familiar with the specific business areas addressed by the changes.

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

Our product development expenditures were $6.5 million in 1999, $4.1 million in 1998 and $2.3 million in 1997. Development costs were expensed as incurred.

Software design and development is a complicated process, and there can be no assurance that we will be able to complete features and products currently under development in a timely manner or to develop features and products that find market acceptance in the future.

Service and Support

We offer a full complement of services that allow our customers to maximize the benefits that they receive from using Made2Manage, including implementation assistance using our Time2Value tools and services, customer support and education programs.

Time2Value Tools and Services

Time2Value tools and services are designed to help the manufacturer achieve a quick, successful implementation that brings the manufacturer value in the shortest amount of time. Time2Value tools and services include planning and implementation guides, computer based training tools, procedure analyses and data conversion automation from old business systems.

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

Additionally, we provide customers with the cost effective and convenient method to educate their employees by use of Virtual Classroom. Virtual Classroom offers hands-on instruction by demonstrating software functions in an interactive classroom environment over the Internet.

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

Employees

As of December 31, 1999, we had 265 employees, consisting of 72 in sales and marketing, 83 in product development, 81 in services and 29 in administration. Each employee signs a confidentiality and nondisclosure agreement upon joining Made2Manage Systems, Inc. We believe our employee relations to be good.

Executive Officers of the Registrant

The executive officers of Made2Manage Systems, Inc. and their ages as of December 31, 1999, are as follows:

Name                      Age        Position with Company
----                      ---        ---------------------
David B. Wortman........   48        President and Chief Executive Officer
Christopher D. Clapp....   40        Vice President, Marketing
Oliver C. Fowler........   47        Vice President, Sales
Gary W. Rush............   42        Vice President, Development
Joseph S. Swern.........   46        Vice President, Service and Support

David B. Wortman joined Made2Manage Systems, Inc. in September 1993 as Senior Vice President and has served as President and Chief Executive Officer and a director since January 1994. Prior to joining Made2Manage Systems, Inc., Mr. Wortman held a succession of senior executive positions with and served as a director of Pritsker Corporation, a computer software company he co-founded in 1973. Mr. Wortman is a former President of the Institute of Industrial Engineers. He is a Director and former President of the Indiana Information Technology Association. Mr. Wortman holds B.S. and M.S. degrees in industrial engineering from Purdue University.

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

Director and Chairman of the Board

Ira Coron, age 70
Chairman of the Board of Directors since July 1993
Member of the Audit Committee and Compensation Committee

Mr. Coron has served as Chairman of California Amplifier, Inc. since March 1994 and served also as that Company's Chief Executive Officer until August 1997. From 1989 to 1994, he was an independent management consultant to several companies and venture capital firms. He retired from TRW, Inc. in 1989, after serving in numerous senior management positions since 1967, including Vice
President and General Manager of TRW's Electronic Components Group. He is a director of the Wireless Cable Association and a director of CMC Industries. He is a graduate of the United States Military Academy with a B.S. degree in engineering.

ITEM 2. Properties.

Our headquarters is in Indianapolis, Indiana, where we lease space housing administrative, sales and marketing, customer service and product development activities. In addition, we lease office space in San Bruno, California, Malvern, Pennsylvania and Haifa, Israel. We believe that our facilities are adequate for the present, but anticipate expanding our facilities, as necessary, in the future.

ITEM 3. Legal Proceedings.

We are not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.
None.

                                     PART II

ITEM 5. Market for the Company's Common Equity and Related Shareholder Matters. Our common stock began trading on The Nasdaq Stock Market(R) under the symbol MTMS on December 19, 1997. Prior to that date, there was no public market for the common stock. As of March 1, 2000, we had 63 shareholders of record and approximately 1,500 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings to finance future growth and we do not anticipate paying any cash dividends in the foreseeable future.

The following table presents the high and low sales prices for our common stock as reported by The Nasdaq Stock Market(R).

                                             High        Low

Fiscal Year 1997
----------------
Fourth Quarter ...........................  $ 8.00     $ 7.50

Fiscal Year 1998
----------------
First Quarter.............................   11.50       6.75
Second Quarter............................   16.88       9.25
Third Quarter.............................   13.75       8.25
Fourth Quarter............................   14.88       5.81

Fiscal Year 1999
----------------
First Quarter.............................   14.75       7.50
Second Quarter............................   12.25       7.88
Third Quarter.............................    8.50       6.06
Fourth Quarter............................   10.25       5.63

ITEM 6. Selected Financial Data.

                                                                   Year Ended December 31,
                                                    --------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------    -------    ------     -----
                                                            (in thousands, except per share data)
Statement of Operations Data:
Total revenues....................................  $ 31,062   $ 27,242    $16,167    $ 9,379    $ 5,935
Operating income (loss) before deduction for
    acquired in-process technology................    (3,157)     2,493      1,014        700        447
Operating income (loss)...........................    (3,157)       603      1,014        700        447
Income tax provision (benefit)....................    (1,040)     1,038        366     (1,028)(1)      6
Net income (loss).................................    (1,539)       144        613      1,606        392
Per share amounts:
    Basic:
       Net income (loss) per share................    (0.33)       0.03       1.17       4.29       1.32
       Average number of shares...................     4,600      4,331        524        375        297
    Diluted:
       Net income (loss) per share................     (0.33)      0.03       0.25       0.73       0.21
       Average number of shares...................     4,600      5,025      2,440      2,200      1,868
Cash dividends declared per share.................        --         --         --         --         --

(1) The income tax benefit for 1996 results from the reversal of a valuation allowance that had been established to offset the future tax benefits of net operating loss carryforwards. The valuation allowance was reversed during 1996 based on management's analysis, which considered our profitable operating results and future outlook because of the market acceptance of Made2Manage. As a result of this analysis, management determined it was more likely than not that the deferred income taxes at December 31, 1996, would be realized. For subsequent periods we have provided for income taxes utilizing federal and state statutory income tax rates.

                                                                       At December 31,
                                                    ----------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------    -------    -------    -------
                                                            (in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents.........................  $ 12,610   $ 15,496   $ 16,805(2) $ 1,139    $ 1,033
Total assets......................................    31,624     33,894     25,560      6,666      3,756
Long-term obligations, less current portion.......        --         --         --        436        452
Total shareholders' equity........................    18,871     19,938     18,304      2,116        509

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

Overview

We develop, market, license and support Made2Manage, an open architecture, standards-based, client/server enterprise business system software solution for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. We have developed manufacturing software applications for this market since our inception in 1986. Our first generation of Made2Manage, designed for PC networks running the DOS operating system on Novell networks, was introduced in 1988, and we introduced a UNIX version of Made2Manage in 1990. We ceased offering the DOS and UNIX versions to new customers in 1995 and 1994, respectively and we discontinued supporting these versions in 1999.

In March 2000 we launched m2mEport, our web site dedicated to the needs of small and midsize manufacturers. This site will provide many Internet resources for our customers and other manufacturers. The m2mEport site features advanced distance learning offerings, the ability to offer Made2Manage through an Application Service Provider (ASP), along with content rich collaboration opportunities for customers and suppliers.

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

Our revenues are derived from software licenses, services and hardware. Software revenues are generated from licensing software to new customers, and from current customers increasing the number of licensed users and from licensing new applications. We recognize revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Service revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Service revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenue from these services as they are performed. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

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

                                                                                                      Percent
                                                            Year Ended December 31,             Increase (Decrease)
                                                     -----------------------------------      1999 over      1998 over
                                                        1999          1998         1997          1998           1997
                                                     ---------     ---------    ---------     ----------     ----------
Revenues:
    Software ........................................    44.2%         59.2%        63.4%        (14.8)%          57.4%
    Services ........................................    52.3          37.8         32.8          57.9            94.1
    Hardware ........................................     3.5           3.0          3.8          30.5            34.0
                                                     ---------     ---------    ---------
       Total revenue ................................   100.0         100.0        100.0          14.0            68.5
                                                     ---------     ---------    ---------
Cost of revenues:
    Software ........................................     5.1           3.7          3.5          56.3            78.0
    Amortization of purchased
       technology ...................................     1.3            .6           --         139.6              NM
    Services ........................................    28.2          20.7         20.7          55.2            68.5
    Hardware ........................................     2.3           2.1          2.6          31.7            33.2
                                                     ---------     ---------    ---------
       Total costs of revenues ......................    36.9          27.1         26.8          55.5            70.1
                                                     ---------     ---------    ---------
       Gross profit .................................    63.1          72.9         73.2          (1.4)           67.9
                                                     ---------     ---------    ---------
Operating expenses:
    Sales and marketing .............................    37.5          36.2         40.5          18.2            50.7
    Product development .............................    21.0          15.1         14.4          59.2            76.2
    General and administrative ......................    13.7          12.1         12.0          29.8            68.8
    Amortization of acquired
       intangibles ..................................     1.0            .4          --          140.0              NM
    Acquired in-process technology ..................      --           6.9          --         (100.0)             NM
                                                     ---------     ---------    ---------
       Total operating expenses .....................    73.2          70.7         66.9          18.1            78.1
                                                     ---------     ---------    ---------
Operating income (loss) .............................   (10.1)          2.2          6.3        (623.5)          (40.5)
Other income (expense), net .........................     1.8           2.1         (0.2)         (0.2)             NM
                                                     ---------     ---------    ---------
Income (loss) before income taxes ...................    (8.3)          4.3          6.1        (318.2)           20.7
Income tax (provision) benefit ......................     3.3          (3.8         (2.3)       (200.2)          183.6
                                                     ---------     ---------    ---------
Net income (loss) ...................................    (5.0)%         0.5%         3.8%           NM           (76.5)
                                                     ==========    =========    =========

NM - Not Meaningful

Comparisons of Years Ended December 31, 1999, 1998 and 1997

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. Total revenues increased by $3.8 million, or 14.0%, to $31.1 million in 1999 from $27.2 million in 1998. Total revenues increased by $11.1 million, or 68.5%, in 1998 from $16.2 million in 1997. The increase in 1999 was primarily due to an increase in service and support revenues. The increase in 1998 was primarily due to a greater volume of license transactions, an increase in average order size and sales of new software modules, all of which was driven by an increase in market awareness and acceptance of Made2Manage and the expansion of our sales and marketing organizations. We have not historically recognized significant annual revenues from any single customer.

Although revenues have increased in 1999 over 1998 and 1997, we believe during the last six months, of 1999, we were adversely impacted by the industry-wide trend of delays in new business system purchases due to the Year 2000 market dynamics, as manufacturers delayed major business system purchases. See
"Business Environment and Risk Factors - Year 2000 Market Dynamics" for a description of Year 2000 market dynamics and potential revenue impact.

Software Revenues. Software revenues decreased by $2.4 million, or 14.8%, to $13.7 million in 1999 from $16.1 million in 1998 and increased by $5.9 million, or 57.4%, in 1998 from $10.2 million in 1997. Software license revenues constituted 44.2%, 59.2% and 63.4% of total revenues in 1999, 1998 and 1997, respectively. The decrease in software license revenues in 1999 was mainly due to a lower volume of license transactions and, to a lesser extent, a decrease in the average contract size. The increases in software license revenues in 1998 and 1997 were primarily due to a greater volume of license transactions and, to a lesser extent, increases in average contract size. The decreases in the percentage of total revenues represented by software revenue resulted from the greater rate of growth in services revenues, and, in 1999, was due in part to the reduced demand for enterprise business systems due to industry-wide Year 2000 market dynamics.

Services Revenues. Services revenues increased by $6.0 million, or 57.9%, to $16.2 million in 1999 from $10.3 million in 1998 and by $5.0 million, or 94.1%, in 1998 from $5.3 million in 1997. These revenues constituted 52.3%, 37.8% and 32.8% of total revenues in 1999, 1998 and 1997, respectively. The increases in the revenues recognized were due to (i) increased support fees from a larger user base, (ii) greater utilization by customers of implementation, consulting and customization services offerings and (iii) delivery of expanded educational offerings.

Hardware Revenues. Hardware revenues increased by $252,000, or 30.5%, to $1.1 million in 1999 from $827,000 in 1998 and by $210,000, or 34.0%, in 1998 from
$617,000 in 1997. These revenues constituted 3.5%, 3.0% and 3.8% of total revenues in 1999, 1998 and 1997, respectively. The hardware equipment sold is bar-coding and data collection equipment necessary to utilize certain features of Made2Manage. The increases were due to increased demand for this equipment as a result of continued expansion of the number of customers using our software.

Costs of Revenues

Costs of Software Revenues. Costs of software revenues totaled $1.6 million, $1.0 million and $569,000 in 1999, 1998 and 1997, respectively, resulting in gross profits of 88.5%, 93.7% and 94.4% of software revenues, respectively. The decrease in the gross profit in 1999 and 1998 was due to a greater proportion of revenue generated from third-party products.

Amortization of Purchased Technology. This expense of $393,000 and $164,000 in 1999 and 1998, respectively, results from amortizing the value assigned to Bridgeware technology and is being amortized on a straight-line basis over five years.

Costs of Services Revenues. Costs of services revenues totaled $8.8 million, $5.6 million and $3.3 million in 1999, 1998 and 1997, respectively, resulting in gross profits of 46.1%, 45.2% and 36.8% of service revenues, respectively. The cost increases were due primarily to the growth in our installed customer base and related support services revenue, which resulted in an increase in the staffing levels for technical support, implementation, customization and education services. The increase in gross profits in 1998 compared to 1997 was due to one-time costs incurred in 1997 to develop customer requirements.

Costs of Hardware. Costs of hardware totaled $735,000, $558,000 and $419,000 in 1999, 1998 and 1997, respectively. The gross profit from hardware was 31.9%, 32.5% and 32.1% of hardware revenues in 1999, 1998 and 1997, respectively.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses were $11.7 million, $9.9 million and $6.5 million in 1999, 1998 and 1997, respectively, representing 37.5%, 36.2% and 40.5% of total revenues, respectively. The increase in sales and marketing expenses in 1999 was primarily due to increased (i) staffing for sales and marketing, (ii) marketing activities, including promotional activities,(iii) travel expenses related to sales and marketing efforts, and, (
iv) the costs of beginning international sales efforts. The increases in sales and marketing expenses in 1998 and 1997 were principally due to increased (i) staffing for sales and marketing, (ii) marketing activities, including promotional activities,(iii) travel expenses related to sales and marketing efforts, and, ( iv) commissions as a result of increased license revenues. The decrease in sales and marketing expenses as a percent of revenue in 1998 compared to 1997 was a result of greater productivity.

Product Development Expenses. Product development expenses were $6.5 million, $4.1 million and $2.3 million in 1999, 1998 and 1997, respectively, representing 21.0%, 15.1% and 14.4% of total revenues, respectively. We did not capitalize any software development costs during these years, since the capitalizable portion was not significant. Product development expenses increased in 1999 as a percent of revenue over 1998 as we continued to invest in our product to meet competitive pressures. We expect product development costs will continue to increase in proportion to the increase in revenues, but not as a percent of revenue.

General and Administrative Expenses. General and administrative expenses were $4.3 million, $3.3 million and $1.9 million in 1999, 1998 and 1997, respectively, representing 13.7%, 12.1% and 12.0% of total revenues, respectively. The expense increases resulted primarily from additional costs incurred to support the growth of operations and, to a lesser extent, as a result of the addition of personnel.

Amortization of Acquired Intangibles. This expense of $300,000 and $125,000 in 1999 and 1998, respectively, results from amortizing excess cost over net assets acquired and assembled workforce related to the acquisition of Bridgeware.

Acquired In-Process Technology. This charge of $1.9 million in 1998 is a result of the amounts assigned to in-process technology in connection with the acquisition of Bridgeware.

On a pro forma basis, exclusive of the Bridgeware acquisition charge for in-process technology and amortization of purchase related assets, results of operations would be comparatively reported as follows.

Results excluding acquired in-process technology charge and related intangible assets amortization (1):

                                              Year Ended December 31,
                                              -----------------------
                                             1999      1998       1997
                                          ---------  ---------  ---------
Total revenues..........................  $  31,062  $  27,242  $  16,167
Operating income (loss) (1).............     (2,464)     2,782      1,014
Net income (loss) (1)...................     (1,011)     2,255        613

Per share amounts:
    Basic:
       Net income (loss) per share......  $   (0.22) $    0.52  $    1.17
                                          =========  =========  =========
       Average number of shares.........      4,600      4,331        524
                                          =========  =========  =========

    Diluted:
       Net income (loss) per share......  $   (0.22) $      .45 $     .25
                                          =========  ========== =========
       Average number of shares.........      4,600       5,025     2,440
                                          =========  ========== =========

(1) Intangible assets amortization for purchased technology, assembled workforce and excess cost over net assets acquired recorded in connection with the Bridgeware acquisition, net of related tax.

Other Income (Expense), Net

Other income (expense), net was $578,000 and $579,000 of income in 1999 and 1998, respectively and $35,000 of expense in 1997, representing 1.8%, 2.1% and (0.2)% of total revenues, respectively. Other income in 1999 and 1998 principally reflects interest earned on the proceeds of our initial public offering, which was completed in December 1997. The other expense in 1997 was principally interest on borrowings, which were subsequently repaid from proceeds of the initial public offering.

Income Tax Provision (Benefit)

The income tax provision (benefit) effective rate was (40.3)% in 1999 and 33.8%, excluding the in-process research technology charge, in 1998 and 37.4% in 1997. The effective rate was higher for 199 compared to 1998 primarily due to the impact of non deductible amortization. The effective rate was lower for 1998 compared to 1997 due to the impact of tax free interest included in other income (expense), net, offset, in part, by non-deductible intangible assets amortization in 1998. The acquired in-process technology charge is not deductible for income tax purposes. See Note 7 of Notes to Consolidated Financial Statements.

Year 2000

Compliance

The Year 2000 issue relates to whether computer systems are able to properly recognize and process information relating to dates in and after the year 2000. Prior to January 1, 2000, significant uncertainty existed in the software industry concerning the potential consequences that might have occurred from the failure of software to adequately address the Year 2000 issue.

We have not encountered any Year 2000 compliance issues relating to our currently developed and actively marketed software products or with our internal computer information system and non-computer systems. Our current product and service offerings have been designed to be Year 2000 compliant (though earlier versions of our products that are not the most currently released or are not currently being developed may not be Year 2000 compliant). Year 2000 compliance issues have many elements and consequences, some of which cannot be readily detected or foreseen. We will continue to monitor our operations for Year 2000 problems. Any failure of our software product and service offerings or our internal computer information system or non-computer systems to properly process dates could have a material adverse effect on our business, operating results and financial condition.

We expensed all costs related to preparation for Year 2000 issues. The total costs of evaluation and compliance were not material.

Market Dynamics.

We believe that during 1999 we were adversely affected by Year 2000 market dynamics, and we are uncertain of the impact Year 2000 market dynamics will have on us during 2000. See "Business Environmental and Risk Factors Year 2000 Market Dynamics" for a description of Year 2000 market dynamics and potential revenue impact.

Inflation

We believe that inflation has not had a material impact on our operations.

Accounting Pronouncements

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitation of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. SOP 98-9 was effective for transaction entered into in fiscal years beginning after March 15, 1999. We believe that our current revenue recognition policies and practices are consistent with the provisions of the new guidance.

Liquidity and Capital Resources

We have funded operations to date primarily through equity capital, including the initial public offering of common stock in December 1997, debt and cash generated from operations. As of December 31, 1999, we had $14.4 million of cash, cash equivalents and investments resulting principally from the proceeds of our initial public offering.

Cash flows from operations were $134,000, $5.4 million and $2.3 million in 1999, 1998 and 1997, respectively. During 1998 we used $3.5 million of cash in connection with the acquisition of Bridgeware. Other cash usage included the purchase of computer equipment and office furniture and aggregated $2.8 million, $2.5 million and $1.4 million in 1999, 1998 and 1997, respectively. During 1999 we received $351,000 from the exercise of stock options and purchase of common stock under the Stock Purchase Plan and realized tax benefits of $121,000 from stock option exercises. Subsequent to the acquisition of Bridgeware in 1998, we repaid $111,000 of outstanding Bridgeware indebtedness. Net borrowings decreased $793,000 in 1997 principally as a result of the repayment of outstanding indebtedness using the proceeds of the initial public offering.

At December 31, 1999, we had working capital of $11.8 million. Accounts receivable, net of allowance for doubtful accounts, was $7.4 million and $9.1 million at December 31, 1999 and 1998, respectively. The average accounts receivable days' outstanding was 93 days at December 31, 1999, and 87 days as of December 31, 1998. Deferred revenue increased to $9.4 million at December 31, 1999, from $8.8 million at December 31, 1998. Deferred revenue principally relates to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months. Deferred revenue increased primarily as a result of high support renewal rates from the installed base of customers and from sales of new systems that contain support and service components which are recognized on a straight-line basis over the support period or when the service is delivered.

We have a revolving credit agreement with a commercial bank which expires on March 31, 2000, borrowings under which bear interest at the prime rate (8.50% at December 31, 1999). Loans under the revolving credit agreement are limited, in the aggregate, to the lesser of $2 million and a "borrowing base" amount. As of December 31, 1999, we satisfied the borrowing base requirements and were eligible to borrow up to the maximum of $2.0 million. We have not borrowed under the revolving line of credit. We expect to renew our line of credit April 1, 2000.

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

Year 2000 Market Dynamics

We believe the Year 2000 planning cycle reduced demand for enterprise business systems in 1999. In addition, each customer's evaluation of its need to achieve Year 2000 compliance with other internal systems potentially lengthened the sales cycle. We believe that in 1999 certain customers and potential customers were engaged in testing and correcting system Year 2000 problems, and such customers may have chosen to defer system investments during 1999, negatively impacting our revenues. Additionally, prior year sales may have been increased due to customers' need to address Year 2000 issues. Such Year 2000 demand most likely was reduced in 1999 due to the lead time required to implement new systems, possibly negatively impacting our revenues. Our sales cycles may lengthen in 2000 and future years due to lessened urgency of customers' system investment decisions. Because Year 2000 related impacts on customer purchasing decisions were unprecedented, we have a limited ability to determine the impact of the Year 2000 market dynamics on our quarter-to-quarter revenues in 2000.

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

We sublicense various third party products, including Microsoft Visual FoxPro, Microsoft Project, products from Powerway, Best Software, and FRx, and bar code hardware and software. There can be no assurance that these third party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Product Liability and Lack of Insurance

We market, sell and support software products used by manufacturers to manage their business operations and to store substantially all of their operational data. Software programs as complex as those we offer may contain undetected errors, despite testing, which are discovered only after the product has been installed and used by customers. There can be no assurance that errors will not be found in existing or future releases of our software or that any such errors will not impair the market acceptance of these products. A customer could be required to cease operations temporarily and some or all of its key operational data could be lost or damaged if its information systems fail as the result of human error, mechanical difficulties or quality problems in Made2Manage or third party technologies utilized by Made2Manage. We have insurance covering product liability or damages arising from negligent acts, errors, mistakes or omissions; however there can be no assurance that this insurance will be adequate. A claim against us, if successful and of a sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

Substantial Control by Single Shareholder

As of March 1, 2000, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 20.7% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of March 1, 2000, we had 4,726,563 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of March 1, 2000, there were options outstanding to purchase 1,752,475 shares of common stock at a weighted average price of $7.16 share under Made2Manage Systems, Inc. Stock Option Plan (the "Option Plan"), of which options to purchase 878,571 shares of common stock were then vested and exercisable. We have reserved 195,437 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of March 1, 2000, 28,932 shares have been issued under the Stock Purchase Plan. We filed registration statements registering shares of common stock issued pursuant to the Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

                                                                            Page

Report of Independent Accountants........................................     22

Consolidated Balance Sheets as of December 31, 1999 and 1998.............     23

Consolidated Statements of Operations for the Years Ended December 31,
1999, 1998 and 1997......................................................     24

Consolidated Statements of Changes in Shareholders' Equity for the Years
Ended December 31, 1999, 1998 and 1997...................................     25

Consolidated Statements of Cash Flows for the Years Ended December 31,
1999, 1998 and 1997......................................................     26

Notes to Consolidated Financial Statements...............................     27

                        Report of Independent Accountants

The Board of Directors and Shareholders
Made2Manage Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Made2Manage Systems, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                   /s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 27, 2000

                                         MADE2MANAGE SYSTEMS, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share data)

                                                                                          December 31,
                                                                                      --------------------
                                                                                        1999       1998
                                                                                      ---------  ---------
                                               ASSETS

Current assets:
    Cash and cash equivalents.......................................................  $  12,610  $  15,496
    Marketable securities...........................................................      1,800      1,150
    Trade accounts receivable, net of allowance for doubtful accounts of
       $564 and $602 in 1999 and 1998, respectively.................................      7,376      9,113
    Prepaid expenses and other......................................................        784        796
    Income taxes, receivable........................................................        849         --
    Deferred income taxes...........................................................        737        551
                                                                                      ---------  ---------
       Total current assets.........................................................     24,156     27,106

Property and equipment, net.........................................................      4,795      3,509
Purchased technology, net...........................................................      1,410      1,803
Excess of cost over net assets acquired and other intangibles, net..................      1,176      1,476
Deferred income taxes...............................................................         87         --
                                                                                      ---------  ---------

       Total assets.................................................................  $  31,624  $  33,894
                                                                                      =========  =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable................................................................  $   1,331  $     990
    Accrued liabilities.............................................................        895      1,411
    Accrued compensation and related expenses.......................................      1,122      2,256
    Deferred revenue................................................................      8,986      7,961
                                                                                      ---------  ---------
       Total current liabilities....................................................     12,334     12,618

Deferred revenue....................................................................        419        821
Deferred income taxes...............................................................         --        517
                                                                                      ---------  ---------
       Total liabilities............................................................     12,753     13,956
                                                                                      ---------  ---------

Commitments (Note 8)

Shareholders' Equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares issued and
       outstanding in 1999 and 1998.................................................       --         --
    Common stock, no par value; 10,000,000 shares authorized, 4,652,168 and
       4,523,278 shares issued and outstanding in 1999 and 1998, respectively.......     21,889     21,417
    Accumulated deficit.............................................................     (3,018)    (1,479)
                                                                                      ---------  ---------
       Total shareholders' equity...................................................     18,871     19,938
                                                                                      ---------  ---------

       Total liabilities and shareholders' equity...................................  $  31,624  $  33,894
                                                                                      =========  =========

                             See accompanying notes.


                              MADE2MANAGE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)

                                                         Year Ended December 31,
                                                     -------------------------------
                                                        1999      1998       1997
                                                     ---------  ---------  ---------
Revenues:
    Software.......................................  $  13,746  $  16,130  $  10,250
    Services.......................................     16,237     10,285      5,300
    Hardware.......................................      1,079        827        617
                                                     ---------  ---------  ---------
       Total revenues..............................     31,062     27,242     16,167
                                                     ---------  ---------  ---------

Costs of revenues:
    Software.......................................      1,583      1,013        569
    Amortization of purchased technology...........        393        164       --
    Services.......................................      8,756      5,641      3,347
    Hardware.......................................        735        558        419
                                                     ---------  ---------  ---------
       Total costs of revenues.....................     11,467      7,376      4,335
                                                     ---------  ---------  ---------

       Gross profit................................     19,595     19,866     11,832
                                                     ---------  ---------  ---------

Operating expenses:
    Sales and marketing............................     11,651      9,855      6,541
    Product development............................      6,533      4,104      2,329
    General and administrative.....................      4,268      3,289      1,948
    Amortization of acquired intangibles...........        300        125       --
    Acquired in-process technology.................        --       1,890       --
                                                     ---------  ---------  -------
       Total operating expenses....................     22,752     19,263     10,818
                                                     ---------  ---------  ---------

Operating income (loss)............................     (3,157)       603      1,014

Other income (expense), net........................        578        579        (35)
                                                     ---------  ---------  ---------

Income (loss) before income taxes..................     (2,579)     1,182        979

Income tax provision (benefit).....................     (1,040)     1,038        366
                                                     ---------  ---------  ---------

Net income (loss)..................................  $  (1,539) $     144  $     613
                                                     =========  =========  =========

Per share amounts:
    Basic:
       Net income (loss) per share.................  $   (0.33) $    0.03  $    1.17
                                                     =========  =========  =========
       Average number of shares....................      4,600      4,331        524
                                                     =========  =========  =========

    Diluted:
       Net income (loss) per share.................  $   (0.33) $     0.03 $    0.25
                                                     =========  ========== =========
       Average number of shares....................      4,600       5,025     2,440
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

                                                      MADE2MANAGE SYSTEMS, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (in thousands, except share data)

                                                                         Convertible Preferred Stock
                                        --------------------------------------------------------------------------------------------
                                               Series A                 Series B             Series C                 Series D
                                        --------------------------------------------------------------------------------------------
                                          Number                   Number               Number                   Number
                                            of                       of                   of                       of
                                          Shares     Amount        Shares    Amount     Shares       Amount      Shares       Amount
                                        --------------------------------------------------------------------------------------------
Balances, December 31, 1996                  79,137    $ 178      255,331     $ 471     563,580      $ 2,234     581,776    $ 1,159
  Issuance of common stock                       --       --           --        --          --           --          --         --
  Exercise of warrants                           --       --           --        --      14,063           56          --         --
  Conversion of preferred stock             (79,137)    (178)    (255,331)     (471)   (577,643)      (2,290)   (581,776)    (1,159)
  Exercise of stock options                      --       --           --        --          --           --          --         --
  Net income                                     --       --           --        --          --           --          --         --
                                        --------------------------------------------------------------------------------------------

Balances, December 31, 1997                      --       --           --        --          --           --          --         --
  Issuance of common stock for
    Bridgeware, Inc. acquisition                 --       --           --        --          --           --          --         --
  Exercise of stock options                      --       --           --        --          --           --          --         --
  Tax benefits of stock option exercises         --       --           --        --          --           --          --         --
  Issuance of common stock under
    Stock Purchase Plan                          --       --           --        --          --           --          --         --
  Net income                                     --       --           --        --          --           --          --         --
                                        --------------------------------------------------------------------------------------------

Balances, December 31, 1998                      --       --           --        --          --           --          --         --
  Exercise of stock options                      --       --           --        --          --           --          --         --
  Tax benefits of stock option exercises         --       --           --        --          --           --          --         --
  Issuance of common stock under
    Stock Purchase Plan                          --       --           --        --          --           --          --         --
  Net Income (loss)                              --       --           --        --          --           --          --         --
                                        --------------------------------------------------------------------------------------------

Balances, December 31, 1999                      --     $ --           --      $ --          --         $ --          --       $ --
                                        ============================================================================================


                                             Common Stock
                                        ------------------------
                                          Number                                     Total
                                            of                    Accumulated    Shareholders'
                                          Shares      Amount        Deficit          Equity
                                        -------------------------------------------------------
Balances, December 31, 1996                 376,544       $ 310         $ (2,236)       $ 2,116
  Issuance of common stock                2,310,937      15,469               --         15,469
  Exercise of warrants                           --          --               --             56
  Conversion of preferred stock           1,493,885       4,098               --             --
  Exercise of stock options                  33,437          50               --             50
  Net income                                     --          --              613            613
                                        --------------------------------------------------------

Balances, December 31, 1997               4,214,803      19,927           (1,623)        18,304
  Issuance of common stock for
    Bridgeware, Inc. acquisition             91,135         997               --            997
  Exercise of stock options                 210,587         219               --            219
  Tax benefits of stock option exercises         --         211               --            211
  Issuance of common stock under
    Stock Purchase Plan                       6,753          63               --             63
  Net income                                     --          --              144            144
                                        --------------------------------------------------------

Balances, December 31, 1998               4,523,278      21,417           (1,479)        19,938
  Exercise of stock options                 106,711         177               --            177
  Tax benefits of stock option exercises         --         121               --            121
  Issuance of common stock under
    Stock Purchase Plan                      22,179         174               --            174
  Net Income (loss)                              --          --           (1,539)        (1,539)
                                        --------------------------------------------------------

Balances, December 31, 1999               4,652,168     $21,889         $ (3,018)       $18,871
                                        ========================================================

                             See accompanying notes.

                                                  MADE2MANAGE SYSTEMS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)

                                                                               Year Ended December 31,
                                                                           ----------------------------
                                                                              1999      1998       1997
                                                                           ---------  ---------  ---------
Operating activities:
    Net income (loss) ...................................................  $  (1,539) $     144   $    613
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Acquired in-process technology....................................         --      1,890        --
       Depreciation  of property and equipment...........................      1,564      1,012        419
       Amortization of purchased technology..............................        393        164        --
       Amortization of cost over net assets acquired and other
          intangibles....................................................        300        125        --
       Provision for doubtful accounts...................................        649        650        413
       Loss on disposition of property and equipment.....................         (8)        34        --
       Deferred income taxes.............................................       (790)         7        344
       Changes in assets and liabilities:
          Trade accounts receivable......................................      1,088     (3,731)    (2,762)
          Income taxes receivable........................................       (849)        --         --
          Prepaid expenses and other.....................................         12       (348)      (268)
          Accounts payable...............................................        341        240        130
          Accrued liabilities............................................       (516)       691        115
          Accrued compensation and related expenses......................     (1,134)     1,066        637
          Deferred revenue...............................................        623      3,453      2,617
                                                                           ---------  ---------   --------
       Net cash provided by operating activities.........................        134      5,397      2,258
                                                                           ---------  ---------   --------

Investing activities:
    Acquisition of Bridgeware, Inc., net of cash acquired................         --     (3,451)        --
    Purchases of property and equipment..................................     (2,842)    (2,487)    (1,374)
    Purchases of marketable securities...................................     (9,900)    (5,580)        --
    Sales of marketable securities.......................................      9,250      4,430         --
                                                                           ---------  ---------   --------
       Net cash used in investing activities.............................     (3,492)    (7,088)    (1,374)
                                                                           ---------- ---------   --------

Financing activities:
    Proceeds from issuance of common stock, net of issuance costs........        174         63     15,469
    Proceeds from long-term obligations..................................         --         --        684
    Proceeds from exercise of warrants...................................         --         --         56
    Proceeds from exercise of stock options..............................        177        219         50
    Tax benefits of stock option exercises...............................        121        211         --
    Payments on long-term obligations....................................         --       (111)    (1,477)
                                                                           ---------  ---------   --------
       Net cash provided by financing activities.........................        472        382     14,782
                                                                           ---------  ---------   --------

Change in cash and cash equivalents......................................     (2,886)    (1,309)    15,666
Cash and cash equivalents, beginning of period...........................     15,496     16,805      1,139
                                                                           ---------  ---------   --------
Cash and cash equivalents, end of period.................................  $  12,610  $  15,496   $ 16,805
                                                                           =========  =========   ========

Supplemental disclosures:
    Cash paid for:
       Interest expense..................................................  $      --  $       4   $    100
       Income taxes......................................................      1,038        403         34
    Noncash investing and financing:
       Conversion of convertible preferred stock to common stock.........         --         --      4,098
       Issuance of 91,135 shares of common stock for Bridgeware, Inc.
          acquisition ...................................................         --        997         --

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

Computer Software Development Costs

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred prior to establishing the technological feasibility of computer software products and enhancements to such products are expensed as incurred. Software development costs incurred by the Company following technological feasibility, defined by the Company as the existence of a working model of the product, and prior to the time the product is available for general release to customers, have not been material and, therefore, have not been capitalized in 1999, 1998 or 1997.

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

Intangible Assets

Excess of cost over net assets acquired is amortized on a straight-line basis over the five year period expected to be benefited. Adjustments to the carrying value of excess of cost over net assets acquired are made if the sum of expected future net cash flows from the business acquired is less than carrying value.

Other intangible assets, including the value assigned to the workforce at Bridgeware, are amortized on a straight-line basis over seven years.

Net Income (loss) Per Share

Earnings per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Common equivalent shares are included in the diluted earnings per share calculation when dilutive. Under the treasury stock method the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock.

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

Recent Accounting Pronouncements

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitation of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. As the Company's revenue recognition policies and practices were consistent with SOP 98-9, the new guidance did not have an impact on the Company.

2.   Acquisition

On August 3, 1998, the Company acquired all of the outstanding capital stock of Bridgeware, a privately held software company that develops, markets and supports Advanced Planning and Scheduling software and related services throughout North America, South America and Europe. The transaction was consummated for approximately $3.5 million in cash and 91,135 shares of the Company's common stock with a market value of $997,000 at the date of acquisition.

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

The balances of the intangible assets are as follows (in thousands):

                                                             December 31,
                                                         ---------------------
                                                           1999        1998
                                                         ---------   ---------
         Purchased technology.........................   $   1,967   $   1,967
         Less accumulated amortization................         557         164
                                                         ---------   ---------
                                                         $   1,410   $   1,803
                                                         =========   =========

         Excess cost over net assets acquired.........   $   1,237       1,237
         Less accumulated amortization................         351         103
                                                         ---------   ---------
                                                         $     886   $   1,134
                                                         =========   =========

         Assembled workforce..........................   $     364   $     364
         Less accumulated amortization................          74          22
                                                         ---------   ---------
                                                         $     290   $     342
                                                         =========   =========

3.   Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities are summarized as follows (in thousands):

                                                             December 31,
                                                         --------------------
                                                            1999       1998
                                                         ---------  ---------
         Cash and cash equivalents:
              Cash.....................................  $   1,484  $   2,452
              U.S Treasury Securities and obligations
                  of U.S. government agencies..........        494      1,450
              Municipal debt securities................      6,800      7,575
              Corporate debt securities................      3,800      3,900
              Other....................................         32        119
                                                         ---------  ---------
                                                         $  12,610  $  15,496

         Marketable securities:
              Municipal debt securities................         --        400
              Corporate debt securities................      1,800        750
                                                         ---------  ---------
                                                         $   1,800  $   1,150
                                                         =========  =========
4.   Property and Equipment

Property and equipment are summarized as follows (in thousands):

                                                               December 31,
                                                           --------------------
                                                              1999       1998
                                                           ---------  ---------
         Software and computer equipment...................$   5,283  $   3,550
         Furniture and equipment...........................    1,853      1,149
         Leasehold improvements............................      739        390
                                                           ---------  ---------
                                                               7,875      5,089
         Less accumulated depreciation and amortization....    3,080      1,580
                                                           ---------  ---------
                                                           $   4,795  $   3,509
                                                           =========  =========

The estimated lives for property and equipment area as follows: software and computer equipment - two to five years; furniture and equipment - seven to ten years; and leasehold improvements - the life of the lease, none of which have a remaining life of greater than five years.

5.   Line of Credit Agreement

The Company has a $2,000,000 working capital facility with a bank which had no amounts outstanding at December 31, 1999 and 1998. This line of credit expires March 31, 2000. Interest is at the prime rate (8.50% at December 31, 1999). We expect to renew our line of credit April 1, 2000.

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

Common Stock Options

The Company's 1999 Option Plan, was adopted in April 1999, and authorizes the granting of incentive and nonqualified stock options. No additional options will be granted under the Company's previous Option Plan which was originally adopted in 1990. Initially 200,000 shares were reserved for issuance under the 1999 Plan with automatic increases on January 1 of each year equal to 7% of the Base Shares. The Base Shares are equal to the sum of ( i) the number of shares of the Company's Common Stock outstanding on the last day of the preceding fiscal year and ( ii) the number of shares of Common Stock reserved for issuance upon the exercise of options outstanding on the last day of the preceding fiscal year. The exercise price of the options must not be less than the fair market value of the common stock for options. Options granted under the Option Plan generally vest over four years, with 25% exercisable one year from date of grant and the remaining 75% at the rate of 1/48th of the amount granted in each of the next 36 consecutive months. Options granted prior to 1996 generally expire five years from the date of grant and options granted subsequently expire ten years from date of grant. The 1999 Plan terminates in 2009.

At December 31, 1999, options for 22,400 shares of common stock were available for future grants under the plan. In accordance with the provisions of the plan, the number of shares available for grant automatically increased by 436,387 shares to 458,787 shares on January 1, 2000.


Activity in the option plan is summarized as follows:

                                                           Years Ended December 31,
                                     --------------------------------------------------------------------
                                               1999                   1998                   1997
                                     ----------------------- ----------------------- --------------------
                                                   Weighted                Weighted              Weighted
                                                   Average                 Average               Average
                                                   Exercise                Exercise              Exercise
                                       Shares       Price      Shares       Price     Shares      Price
                                     -----------   --------   ----------   --------  ---------   --------
Outstanding at begining of year....    1,366,617   $  5.88     1,104,931   $   3.50    856,368   $  2.45
     Granted........................     417,250      9.35       516,450       9.01    304,000      6.17
     Exercised......................    (106,711)     1.66      (214,700)      1.21    (33,437)     1.49
     Forfeited......................     (95,218)     8.48       (40,064)      5.49    (22,000)     2.94
                                     -----------              ----------             ---------
Outstanding at end of year..........   1,581,938      6.92     1,366,617       5.88  1,104,931      3.50
                                     ===========              ==========             =========

Options exercisable at end of year..     842,123      5.26       534,900       3.45    455,797      1.85



Options outstanding at December 31, 1999, are summarized as follows:

                                      Options Outstanding                          Options Exercisable
                        ----------------------------------------------       ----------------------------
                                           Weighted-
                                            Average        Weighted-                            Weighted-
    Range of                               Remaining        Average                              Average
    Exercise                Number        Contractual       Exercise             Number         Exercise
     Prices              Outstanding         Life            Price             Exercisable        Price
----------------        -------------    -----------    --------------       ------------------   ------
  $0.20 - 0.40               62,500      3.09 years         $  0.21               62,500          $0.21
   3.50 - 4.40              350,669      6.11                  3.54              335,580           3.53
   5.30 - 5.75              244,524      7.05                  5.65              189,440           5.62
   5.81 -   8.88            581,345      8.54                  7.61              207,111           7.74
   9.13 - 13.31             342,900      8.88                 11.36               47,492          11.66

The Company applies APB Opinion 25 and related Interpretations in accounting for its option plan, and no compensation expense has been recognized. The following table presents pro forma net income had compensation cost been determined based on the fair value at the grant date for awards under the plan in accordance with SFAS No. 123.

                                                                     1999       1998       1997
                                                                  ---------  ---------  -------
         Pro forma net income (loss) (in thousands).............  $ (2,814)  $   (655)  $    234
         Pro forma diluted net income (loss) per share..........     (0.61)     (0.13)      0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.5% for 1999 and 1998 and 6.0% for 1997; expected life of one year beyond vesting date; and volatility of 65% for 1999, 75% for 1998 and 60% for 1997. In accordance with SFAS No. 123, only options granted in 1995 and subsequently are included in these calculations and, accordingly, the disclosures are not likely to be representative of the effect on pro forma net income for future years because awards vest over several years and the disclosures do not take into consideration pro forma expense related to grants made prior to 1995 and additional awards that generally are made each year.

Based on the Black-Scholes option-pricing model, the fair value at grant date of options granted for the years ended December 31 were $6.50 in 1999, $5.03 in 1998, and $2.91 for 1997.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("Stock Purchase Plan") was established in October 1997 and 100,000 shares of the Company's common stock were reserved for issuance. Under the Stock Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is equal to the greater of (i) 85% of the beginning of the quarter market price or (ii) 90% of the average market price during the quarter. Purchases are made at the end of each fiscal quarter. Shares issued under this plan for the year ended December 31, 1999 and 1998, totaled 28,932 and 6,753, respectively.

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

The components of the income tax provision (benefit) are as follows (in thousands):

                                         Year Ended December 31,
                                    -------------------------------
                                       1999       1998       1997
                                    ---------  ---------  ---------
         Current:
             Federal..............  $   (296)     $  711      $  --
             State................       (75)        320         22
                                    ---------- ---------  ---------
                                         (371)     1,031         22
                                    ---------- ---------  ---------
         Deferred:
             Federal..............       (600)       (10)       293
             State................        (69)        17         51
                                    ---------- ---------  ---------
                                         (669)         7        344
                                    ---------- ---------  ---------
                                    $  (1,040) $   1,038  $     366
                                    ========== =========  =========

The provision for income taxes differs from the federal statutory tax rate as follows:

                                                                       Year Ended December 31,
                                                                  -------------------------------
                                                                     1999       1998       1997
                                                                  ---------  ---------  ---------
         Federal tax at statutory rate..........................  $    (877) $     401  $     333
         State income tax, net of federal tax benefit...........       (119)       223         48
         Non-deductible acquired in-process technology..........         --        643         22
         Non-deductible amortization and other expenses.........        141         35        --
         Non-taxable interest income............................       (138)      (125)       --
         Research and experimentation credit....................       (168)      (211)       (50)
         Business meals and entertainment.......................         51         35         20
         Other..................................................         70         37         (7)
                                                                  ---------  ---------  ---------
                                                                  $  (1,040) $   1,038  $     366
                                                                  ========== =========  =========


Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                                 December 31,
                                                                             --------------------
                                                                                1999       1998
                                                                             ---------  ---------
         Deferred tax assets:
             Net operating loss carryforward...............................  $     441  $     132
             Research and experimentation tax credits carryforward.........        457         75
             Minimum tax credits carryforward..............................        224         --
             Accounts receivable allowance.................................        207        223
             Accrued vacation pay..........................................        127        131
             Deferred revenue..............................................        155        304
             Other.........................................................         21         --
                                                                             ---------  ---------
                                                                                 1,632        865

         Deferred tax liabilities:
             Depreciation..................................................       (179)       (27)
             Purchased technology..........................................       (521)      (667)
             Workforce.....................................................       (108)      (127)
             Deferred state tax............................................         --        (10)
                                                                             ---------  ---------
                                                                                  (808)      (831)
                                                                             ---------- ---------
                                                                             $     824  $      34
                                                                             =========  =========
         Recorded as:
             Current deferred income tax asset.............................  $     737  $     551
             Long-term deferred income tax asset (liability)...............         87       (517)
                                                                             ---------  ---------
                                                                             $     824  $      34
                                                                             =========  =========

As of December 31, 1999, the Company had net operating loss carryforwards of $1,032,000 for federal and $3,047,000 for state income tax reporting purposes which expire in 2010, research and experimentation tax credits of $457,000 that expire commencing in 2009, and minimum tax credit carryforwards of $224,000.

8.   Operating Leases

The Company has certain commitments, principally for office space, under long-term operating leases. Future minimum lease payments required under these noncancellable operating leases are as follows (in thousands):

         Payable in:
             2000...........................................  $   1,117
             2001...........................................        941
             2002...........................................        950
             2003...........................................        490
             2004...........................................        290
                                                              ---------
                                                              $   3,788

Rent expense was $1,067,000 in 1999, $588,000 in 1998 and $290,000 in 1997.

9.   Employee Savings Plan

The Company has an employee savings plan that is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Board of Directors approved a matching contribution of 25% of the first 6% of employee contributions beginning January 1996. The Company's matching contribution to the savings plan was $167,000 in 1999, $115,000 in 1998, and $68,000 in 1997.

10.  Earnings Per Share

The reconciliation of basic EPS to diluted EPS follows (in thousands, except per share amounts):


                                                                             Per Share
                                                         Income    Shares     Amount
                                                       --------  ---------  ----------
         1999:
             Basic EPS...............................  $ (1,539)     4,600  $  (0.33)
             Diluted EPS.............................  $ (1,539)     4,600  $  (0.33)
                                                       ========  =========

         1998:
             Basic EPS...............................  $    144      4,331   $  0.03
             Adjustments for diluted EPS - effect
                of stock options.....................        --        694
                                                       --------  ---------
             Diluted EPS.............................  $    144      5,025   $  0.03
                                                       ========  =========

         1997:
             Basic EPS...............................  $    613        524   $  1.17
             Adjustments for diluted EPS:
                Effect of preferred stock............       --       1,427
                Effect of stock options..............       --         484
                Effect of warrants...................       --           5
                                                       --------  ---------
             Diluted EPS.............................  $    613      2,440   $  0.25
                                                       ========  =========


11.      Condensed Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 1999. This information has been prepared by the Company on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of (i) transactions affecting the weighted average number of shares outstanding in each quarter and (ii) the uneven distribution of earnings during the year.


                                                                    Quarter Ended
                                          ----------------------------------------------------------------
                                            March 31      June 30    September 30 December 31     Total
                                          -----------  -----------   ------------ ------------ -----------
                                                        (in thousands, except per share data)
1999:
    Total revenues......................   $  8,871     $  8,615      $ 6,413      $ 7,163      $  31,062
    Operating income (loss).............        413           22       (2,140)      (1,452)        (3,157)
    Income tax provision (benefit)......        205           62         (740)        (567)        (1,040)
    Net income (loss)...................        348          108       (1,260)        (735)        (1,539)
    Net income (loss) per share:
      Basic.............................       0.08         0.02        (0.27)       (0.16)         (0.33)
      Diluted...........................       0.07         0.02        (0.27)       (0.16)         (0.33)

1998:
    Total revenues......................   $  4,754     $  5,825      $ 7,288      $ 9,375      $  27,242
    Operating income (loss).............        249          352       (1,293)       1,295            603
    Income tax provision................        143          138          255          502          1,038
    Net income (loss)...................        283          363       (1,426)         924            144
    Net income (loss) per share:
      Basic.............................       0.07         0.09        (0.33)        0.21           0.03
      Diluted...........................       0.06         0.07        (0.28)        0.18           0.03


ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information required by this Item is contained in the section captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Report.

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

   1.   Consolidated Financial Statements

     The following information appears in Item 8 of Part II of this Report:
     o  Report of Independent Accountants
     o  Consolidated Balance Sheets as of December 31, 1999 and 1998
     o Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
     o Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
     o Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
     o  Notes to Consolidated Financial Statements

   2.   Financial Statement Schedule

     The following financial statement schedule is included in this Report:

     o  Schedule II - Valuation and Qualifying Accounts

     All  other  schedules  are  omitted  because  they  are not  required,  not
     applicable,   or  the  required  information  is  otherwise  shown  in  the consolidated financial statements or the notes thereto.

                                Index to Exhibits

  Number Assigned in
    Regulation S-K
       Item 601          Exhibit Number                        Description of Exhibit
       --------          --------------                        ----------------------

         (2)                  2.0        Stock Purchase Agreement, dated August 3, 1998, among Made2Manage
                                         Systems, Inc. and the stockholders of Bridgeware, Inc.
                                         (Incorporated by reference to June 30, 1998 Form 10-Q).
         (3)                  3.1        Amended and Restated Articles of Incorporation of Made2Manage
                                         Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177).
                              3.2        Amended and Restated Code of By-Laws of Made2Manage Systems, Inc.
                                         (Incorporated by reference to Registration Statement on Form S-1,
                                         Registration No. 333-38177).
         (4)                  4.1        Specimen Stock Certificate for Common Stock (Incorporated by
                                         reference to Registration Statement on Form S-1, Registration No.
                                         333-38177).
                              4.2        Other rights of securities holders - see Exhibits 3.1 and 3.2.
         (10)                10.12       Form of Made2Manage Systems, Inc. Stock Option Agreement
                                         (Incorporated by reference to Exhibit 10.16 to Registration
                                         Statement on Form S-1, Registration No. 333-38177).
                             10.18       Made2Manage Systems, Inc. Employee Stock Purchase Plan
                                         (Incorporated by reference to Exhibit 10.22 to Registration
                                         Statement on Form S-1, Registration No. 333-38177).
                             10.27       Best Software, Inc. Linked Software Dealer Agreement by and
                                         between Best Software, Inc. and Made2Manage Systems, Inc. dated
                                         May 14, 1998 (Incorporated by reference to June 30, 1998 Form
                                         10-Q).
                             10.28       Business Loan Agreement by and between Bank One, Indiana, NA and
                                         Made2Manage Systems, Inc. dated March 19, 1999.  (Incorporated by reference to March 31, 1999 Form 10-Q).
                             10.29       Promissory Note by and between Bank One, Indiana, NA and
                                         Made2Manage Systems Inc. dated March 19, 1999.  (Incorporated by reference to March 31, 1999 Form 10-Q).
                             10.30       Made2Manage Systems, Inc. 1999 Stock Option Plan.  (Incorporated
                                         by reference to March 31, 1999 Form 10-Q).
         (21)                21.1        List of Subsidiaries
         (27)                27.1        Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MADE2MANAGE SYSTEMS, INC.


Date: March 1, 2000                        By:   /s/David B. Wortman
                                                 -------------------
                                           David B. Wortman
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature             Title (Capacity)                   Date
              ---------             ----------------                   ----

/s/David B. Wortman          President, Chief Executive Officer   March 1, 2000
---------------------------  and Director(Principal Executive
David B. Wortman             Officer)

/s/Katherine L. Kinder       Controller                           March 1, 2000
---------------------------  (Principal Financial Officer and
Katherine L. Kinder          Principal Accounting Officer)

/s/Ira Coron                 Chairman of the Board of Directors   March 1, 2000
---------------------------
Ira Coron

/s/Michael P. Cullinane      Director                             March 1, 2000
---------------------------
Michael P. Cullinane

/s/John M. Dillon            Director                             March 1, 2000
---------------------------
John M. Dillon

/s/Richard G. Halperin       Director                             March 1, 2000
---------------------------
Richard G. Halperin





                            Made2Manage Systems, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

             COLUMN A                 COLUMN B             COLUMN C           COLUMN D         COLUMN E
---------------------------------   ------------- --------------------------- -------------- -------------
                                                           Additions
                                                  ---------------------------
                                                     Charged       Charged
                                     Balance at     to Costs          to                        Balance
                                      Beginning        and          Support                  at the End of
            Description               of Period     Expenses        Revenue     Deductions      Period
---------------------------------   ------------- ------------- ------------- -------------- -------------
Year Ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts        $  188        $   244       $   169        $(311)        $   290

Year Ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts        $  290        $   408       $   242        $(338)        $   602

Year Ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts        $  602        $   498       $   151        $(687)        $   564