Form 10-Q
period 2000-03-31
MADE2MANAGE SYSTEMS INC
filed 2000-05-15
CIK 1038271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)

[ X ]  Quarterly  report  pursuant  to  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

                         Yes [ X ]       No  [ ]


As of April 30, 2000, there were 4,741,733 shares of Common Stock, no par value, outstanding.

                            MADE2MANAGE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

                                                                           Page

ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              As of March 31, 2000 and December 31, 1999..................    3

              Condensed Consolidated Statements of Operations
              For the three months ended March 31, 2000 and 1999..........    4

              Condensed Consolidated Statements of Cash Flows
              For the three months ended March 31, 2000 and 1999..........    5

              Notes to Condensed Consolidated Financial Statements........    6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    8

PART II       OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders.........   18

ITEM 6.       Exhibits and Reports on Form 8-K............................   19

              Signatures..................................................   19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         MADE2MANAGE SYSTEMS, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share data)

                                                                                     March 31, December 31,
                                                                                       2000        1999
                                                                                     ---------   ---------
                                     ASSETS

Current assets:
    Cash and cash equivalents......................................................  $  10,364   $  12,610
    Marketable securities..........................................................      3,000       1,800
    Trade accounts receivable, net ................................................      7,087       7,376
    Prepaid expenses and other.....................................................      1,031         784
    Income taxes receivable........................................................        470         849
    Deferred income taxes..........................................................        737         737
                                                                                     ---------   ---------
       Total current assets........................................................     22,689      24,156

Property and equipment, net........................................................      4,594       4,795
Intangibles, net...................................................................      2,414       2,586
Deferred income taxes..............................................................         87          87
                                                                                     ---------   ---------

       Total assets................................................................  $  29,784   $  31,624
                                                                                     =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable...............................................................  $     768   $   1,331
    Accrued liabilities............................................................      1,526       2,017
    Deferred revenue...............................................................      8,408       8,986
                                                                                     ---------   ---------
       Total current liabilities...................................................     10,702      12,334

Deferred revenue...................................................................        301         419
                                                                                     ---------   ---------

       Total liabilities...........................................................     11,003      12,753
                                                                                     ---------   ---------

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
       issued and outstanding in 2000 and 1999.....................................       --          --
    Common stock, no par value; 10,000,000 shares authorized, 4,741,733 and
       4,652,168 issued and outstanding in 2000 and 1999, respectively.............     22,383      21,889
    Accumulated deficit............................................................     (3,602)     (3,018)
                                                                                     ---------   ---------
       Total shareholders' equity..................................................     18,781      18,871
                                                                                     ---------   ---------

       Total liabilities and shareholders' equity..................................  $  29,784   $  31,624
                                                                                     =========   =========

                                                   See accompanying notes.


                                         MADE2MANAGE SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)
                                                (unaudited)

                                                                                       Three Months Ended
                                                                                           March  31,
                                                                                      --------------------
                                                                                        2000       1999
                                                                                      ---------  ---------
Revenues:
    Software........................................................................  $   2,851  $   4,430
    Services........................................................................      4,267      4,168
    Hardware........................................................................        178        273
                                                                                      ---------  ---------
       Total revenues...............................................................      7,296      8,871
                                                                                      ---------  ---------

Costs of revenues:
    Software........................................................................        338        385
    Services........................................................................      2,030      2,243
    Hardware........................................................................        122        191
    Amortization of purchased technology............................................         98         98
                                                                                      ---------  ---------
       Total costs of revenues......................................................      2,588      2,917
                                                                                      ---------  ---------

       Gross profit.................................................................      4,708      5,954
                                                                                      ---------  ---------

Operating expenses:
    Sales and marketing.............................................................      2,903      2,896
    Product development.............................................................      1,700      1,494
    General and administrative......................................................      1,060      1,076
    Amortization of acquired intangibles............................................         75         75
                                                                                      ---------  ---------
       Total operating expenses.....................................................      5,738      5,541
                                                                                      ---------  ---------

Operating income (loss).............................................................     (1,030)       413

Other income, net...................................................................        152        140
                                                                                      ---------  ---------

Income (loss) before income taxes...................................................       (878)       553

Income tax provision (benefit)......................................................       (294)       205
                                                                                      ---------  ---------

Net income (loss)...................................................................  $    (584) $     348
                                                                                      =========  =========

Per share amounts:
    Basic:
       Net income (loss) per share..................................................  $   (0.12) $     .08
                                                                                      =========  =========
       Average number of shares.....................................................      4,716      4,555
                                                                                      =========  =========

    Diluted:
       Net income (loss) per share..................................................  $   (0.12) $     .07
                                                                                      =========  =========
       Average number of shares.....................................................      4,716      5,067
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


                                         MADE2MANAGE SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                        2000       1999
                                                                                      ---------  ---------
Operating activities:
    Net income (loss)...............................................................  $    (584) $     348
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment......................        441        315
       Amortization of purchased technology and other intangibles...................        172        173
       Provision for doubtful accounts..............................................        179        160
       Changes in assets and liabilities:
          Trade accounts receivable.................................................        110       (643)
          Income taxes, receivable..................................................        379         --
          Prepaid expenses and other................................................       (247)       (68)
          Accounts payable..........................................................       (563)       184
          Accrued liabilities.......................................................       (491)    (1,027)
          Deferred revenue..........................................................       (696)         3
                                                                                      ---------  ---------
       Net cash used in operating activities........................................     (1,300)      (555)
                                                                                      ---------  ---------

Investing activities:
    Purchases of property and equipment.............................................       (240)      (727)
    Purchases of marketable securities..............................................     (3,000)    (3,600)
    Sale of marketable securities...................................................      1,800         --
                                                                                      ---------  ---------
       Net cash used in investing activities........................................     (1,440)    (4,327)
                                                                                      ---------  ---------

Financing activities:
    Proceeds from issuance of common stock..........................................         32         51
    Proceeds from exercise of stock options.........................................        462         10
                                                                                      ---------  ---------
       Net cash provided by financing activities....................................        494         61
                                                                                      ---------  ---------

Change in cash and cash equivalents.................................................     (2,246)    (4,821)
Cash and cash equivalents, beginning of period......................................     12,610     15,496
                                                                                      ---------  ---------
Cash and cash equivalents, end of period............................................  $  10,364  $  10,675
                                                                                      =========  =========

Supplemental disclosures - cash paid for:

       Income taxes.................................................................  $      --  $     355

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

2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 Annual Report to Shareholders. In management's opinion, this information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information.

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

4.  Net Income (loss) per Share

Net income (loss) per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Common equivalent shares are included in the diluted earnings per share calculation when dilutive. Under the treasury stock method the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock.


The  reconciliation of basic EPS to diluted EPS for the three months ended March
31, 2000 and 1999 follows (in thousands, except per share amounts):

                                                                                        Three Months
                                                                                  --------------------------
                                                                                    Net
                                                                                  Income            Per Share
                                                                                   (Loss)  Shares   Amount
                                                                                  ------- -------  ----------
2000:
     Basic EPS................................................................    $(584)    4,716  $  (0.12)
     Adjustment for diluted EPS -- effect of stock options....................       --        --
                                                                                  ------  -------
     Diluted EPS..............................................................    $(584)    4,716  $  (0.12)
                                                                                  ======  =======
1999:
     Basic EPS................................................................    $ 348     4,555  $   0.08
     Adjustment for diluted EPS -- effect of stock options....................       --       572
                                                                                  ------  -------
     Diluted EPS..............................................................    $ 348     5,067  $   0.07
                                                                                  ======  =======


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as, "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the report on Form 10-K for the year ended December 31, 1999.

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

                                                                     Three Months Ended
                                                                          March 31,         Percent
                                                                   ---------------------    Increase
                                                                         2000      1999    (Decrease)
                                                                   -----------  --------
Revenues:
    Software.....................................................       39.1%    49.9%       (35.6)%
    Services.....................................................       58.5     47.0          2.4
    Hardware.....................................................        2.4      3.1        (34.8)
                                                                   -----------  ------
       Total revenues............................................      100.0     100.0       (17.8)
                                                                   -----------  ------
Costs of revenues:
    Software.....................................................        4.6      4.3        (12.2)
    Services.....................................................       27.8     25.3         (9.5)
    Hardware.....................................................        1.7      2.2        (36.1)
    Amortization of purchased technology.........................        1.4      1.1           --
                                                                   -----------  ------
       Total costs of revenues...................................       35.5     32.9        (11.3)
                                                                   -----------  ------
       Gross profit..............................................       64.5     67.1        (20.9)
                                                                   -----------  ------
Operating expenses:
    Sales and marketing..........................................       39.8     32.7          0.2
    Product development..........................................       23.3     16.8         13.8
    General and administrative...................................       14.5     12.1         (1.5)
    Amortization of acquired intangibles.........................        1.0      0.9           --
                                                                   -----------  ------
       Total operating expenses..................................       78.6     62.5          3.6
                                                                   -----------  ------
Operating income (loss)..........................................      (14.1)     4.6       (349.4)
Other income, net................................................        2.1      1.6          8.6
                                                                   -----------  ------
Income (loss) before income taxes................................      (12.0)     6.2       (258.8)
Income tax (provision) benefit...................................        4.0     (2.3)      (243.4)
                                                                   -----------  ------
Net income.......................................................       (8.0)%    3.9%      (267.8)%
                                                                   -----------  ------

NM - Not Meaningful

Comparison of Three Months Ended March 31, 2000 and 1999

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. Total revenues decreased by $1.6 million, or 17.8%, to $7.3 million in 2000 from $8.9 million in 1999. The decrease was primarily due to a lower volume of license transactions. We believe the decrease in revenues is due to a continuation of Year 2000 effects. See "Business Environment and Risk Factors - Year 2000 Market Dynamics" for a description of Year 2000 market dynamics and potential revenue impact. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. Software revenues decreased by $1.6 million, or 35.6%, to $2.9 million in 2000 from $4.4 million in 1999. Software license revenues constituted 39.1% and 49.9% of total revenues in 2000 and 1999, respectively. The decrease in software license revenues in 2000 from 1999 was principally due to a lower number of license transactions.

Services Revenues. Services revenues increased by $99,000 or 2.4%, to $4.3 million in 2000 from $4.2 million in 1999. These revenues constituted 58.5% and 47.0% of total revenues in 2000 and 1999, respectively. The increases in the dollar amount recognized were due primarily to an increased installed base of customers that require services.

Hardware Revenues. Hardware revenues decreased by $95,000, or 34.8%, to $178,000 in 2000 from $273,000 in 1999. These revenues constituted 2.4% and 3.1% of total revenues in 2000 and 1999, respectively. The decrease in hardware sales in 2000 from 1999 was principally due to a lower volume of transactions. The Company limits the type of hardware equipment it sells to bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

m2mEport

In March 2000 we launched m2mEport, our web site dedicated to small and mid size manufacturing operations. There were no revenues from m2mEport in the first three months of 2000.

Costs of Revenues

Costs of Software Revenues. Costs of software revenues totaled $338,000 and $385,000 in 2000 and 1999, respectively, resulting in gross profits of 88.1% and 91.3% of software revenues, respectively. The decrease in the gross profit in 2000 was due to an increase in higher cost third party products as a percentage of total software revenues.

Costs of Services Revenues. Costs of services revenues totaled $2.0 million and $2.2 million in 2000 and 1999, respectively, resulting in gross profits of 52.4% and 46.2% of service revenues, respectively. The decrease in dollar amounts resulted primarily from lower headcount in relation to revenue generated.

Costs of Hardware. Costs of hardware totaled $122,000 and $191,000 in 2000 and 1999, respectively. The gross profit from hardware was 31.5% and 30.0% of hardware revenues in 2000 and 1999, respectively.

Amortization of Purchased Technology. This expense of $98,000 results from amortizing the costs of purchased technology related to the acquisition of Bridgeware.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses were $2.9 million in both 2000 and 1999, representing 39.8% and 32.7% of total revenues, respectively. The increase in sales and marketing as a percent of revenue in 2000 compared to 1999 was a result of lower productivity in software licenses sold.

Product Development Expenses. Product development expenses were $1.7 million and $1.5 million in 2000 and 1999, respectively, representing 23.3% and 16.8% of total revenues, respectively. The increase in expense in 2000 compared to 1999 is due in part to development expenditures related to m2mEport. We did not capitalize any software development costs during these periods.

General and Administrative Expenses. General and administrative expenses were $1.1 million in both 2000 and 1999, representing 14.5% and 12.1% of total revenues, respectively. Expenses were substantially flat year over year.

Amortization of Acquired Intangibles. This expense of $75,000 results from amortizing excess costs over net assets acquired and assembled workforce related to the 1998 acquisition of our Bridgeware subsidiary.

Other Income, Net

Other income, net was $152,000 and $140,000 in 2000 and 1999, respectively, representing 2.1% and 1.6% of total revenues, respectively. The increase in the dollar amount of other income in 2000 compared to 1999 was due primarily to higher interest rates on invested securities.

Income Tax Provision (Benefit)

The income tax effective rate was a benefit of 33.5% in 2000 and a provision of 37.1% in 1999. The effective rate is lower in 2000 due to the impact of net operating loss carryforwards, research and experimentation credit carryforwards and minimum tax credit carryforwards.

Liquidity and Capital Resources

We have funded our operations primarily through equity capital from our initial public offering of Common Stock in December 1997, debt and cash generated from operations. As of March 31, 2000, we had $13.4 million of cash, cash equivalents and marketable securities resulting principally from the proceeds of our initial public offering.

Cash used in operations was $1.3 million in the first three months of 2000, compared to $555,000 in the first three months of 1999. Cash used in operations was impacted mainly by our operating loss for the first three months of 2000 and by a decrease in accounts payable, accrued liabilities and deferred revenue. Cash used in investing activities was due in part to the purchase of computer and telephone equipment and office furniture and aggregated $240,000 in 2000 compared to $727,000 in 1999. Additionally, cash was used to invest in marketable securities with maturities from three months to one year.

At March 31, 2000, we had working capital of $12.0 million, including accounts receivable, net, of $7.1 million. The average accounts receivable days' outstanding was 88 days as of March 31, 2000 and was 93 days at December 31, 1999. Deferred revenue of $8.7 million at March 31, 2000 was $696,000 lower than the balance at December 31, 1999. Deferred revenue is related to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

We have a revolving credit agreement with a commercial bank which expires on April 30, 2001, borrowings under which bear interest at the prime rate (9.00% at March 31, 2000). Loans under the revolving credit agreement are limited, in the aggregate, to $2 million. We have not borrowed under the revolving line of credit.

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

Product Development and Rapid Technological Change

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

We believe the Internet is changing the way businesses operate and therefore the software needs of customers. We believe customers will increasingly require eBusiness applications and software solutions that will enable them to engage in commerce or service over the Internet. If we are unable to respond to emerging industry standards and technological changes we may not be able to deliver products and services that meet our customer's changing needs. If we are not successful in addressing these changing needs our products may become obsolete and our financial results may be materially and adversely impacted.

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

Management of Growth; International Expansion

We have experienced rapid growth in our domestic business and operations. While we have managed this growth to date, there can be no assurance that we will be able to effectively do so in the future. Our ability to manage growth successfully is contingent on a number of factors including our ability to implement and improve operational, financial and management information systems and to motivate and effectively manage employees. While we are beginning to distribute Made2Manage in international markets, we have no significant experience in international markets and there can be no assurance that such expansion can be successfully accomplished. If we are unable to manage future growth effectively, our business, financial condition and results of operations would be materially and adversely affected.

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

Competition

The business management applications software market is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management systems vendors. A number of companies offer Windows compatible products that are directed at the market for business management systems. The technologies we use to develop Made2Manage are generally available and widely known and include technologies developed by Microsoft. There can be no assurance that competitors will not develop products based on the same technology upon which Made2Manage is based.

Our competitors include a large number of software and system vendors, many of which are public companies. In addition, there are numerous international, national and regional vendors that offer alternative systems. Several software companies that have traditionally marketed business management systems to larger manufacturers have announced initiatives to market business management systems to midsize manufacturers. Compared to us, many of the existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger installed base of customers. There can be no assurance that such competitors will not offer or develop products that are superior to Made2Manage or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for Made2Manage, our business, financial condition and results of operation would be adversely affected.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of April 30, 2000, we had 4,741,733 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of April 30, 2000, there were options outstanding to purchase 1,794,731 shares of common stock at a weighted average price of $7.22 share under the Company's stock option plans, of which options to purchase 888,235 shares of common stock were then vested and exercisable. We have reserved 238,928 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of April 30, 2000, 32,713 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc. Stock Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on April 25, 2000 at which the stockholders approved the following two proposals.

Proposal 1        Election of Directors  to serve until the next Annual  Meeting of Shareholders.

                                           Votes         Votes
                                            For         Against    Abstentions
                                          ---------     -------    -----------
                  Michael P. Cullinane    3,972,469       --          359,795
                  John M. Dillon          3,972,469       --          359,795
                  Richard G. Halperin     3,972,469       --          359,795
                  David B. Wortman        3,972,469       --          359,795

Proposal 2        Approval of the  Amendment to the  Made2Manage  Systems,  Inc.
                  1999 Stock Option Plan.

                  Votes For               1,848,505
                  Votes Against             937,002
                  Abstentions                27,184

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

Dated: May 7, 1999

MADE2MANAGE SYSTEMS, INC.


/s/David B. Wortman
David B. Wortman
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/Traci M. Dolan
Traci M. Dolan
Vice President, Finance and Administration,Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)


                                Index to Exhibits

  Number Assigned in
    Regulation S-K
       Item 601         Exhibit Number                       Description of Exhibit
       --------         --------------                       ----------------------
         (2)                  2.0        Stock Purchase Agreement, dated August 3, 1998, among Made2Manage
                                         Systems, Inc. and the stockholders of Bridgeware, Inc.
                                         (Incorporated by reference to June 30, 1998 Form 10-Q).
         (3)                  3.1        Amended and Restated Articles of Incorporation of Made2Manage
                                         Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177).
                              3.2        Amended and Restated Code of By-Laws of Made2Manage Systems, Inc.
                                         (Incorporated by reference to Registration Statement on Form S-1,
                                         Registration No. 333-38177).
         (4)                  4.1        Specimen Stock Certificate for Common stock (Incorporated by reference to Registration Statement on Form S-1, Registration No.
                                         333-38177).
                              4.2        Other rights of securities holders - see Exhibits 3.1 and 3.2.
         (10)                10.12       Form of Made2Manage Systems, Inc. Stock Option Agreement
                                         (Incorporated by reference to Exhibit 10.16 to Registration
                                         Statement on Form S-1, Registration No. 333-38177).
                             10.18       Made2Manage Systems, Inc. Employee Stock Purchase Plan
                                         (Incorporated by reference to Exhibit 10.22 to Registration
                                         Statement on Form S-1, Registration No. 333-38177).
                             10.27       Best Software, Inc. Linked Software Dealer Agreement by and
                                         between Best Software, Inc. and Made2Manage Systems, Inc. dated
                                         May 14, 1998 (Incorporated by reference to June 30, 1998 Form 10Q).
                             10.28       Business Loan Agreement by and between Bank One, Indiana, NA and
                                         Made2Manage Systems, Inc. dated March 19, 1999.
                             10.29       Promissory Note by and between Bank One, Indiana, NA and
                                         Made2Manage Systems Inc. dated March 19, 1999.
                             10.30       1999 Made2Manage Systems Inc. Employee Stock Option Plan.
                             10.31       Amendment to the 1999 Made2Manage Systems, Inc. Employee Stock
                                         Option Plan (Incorporated by reference to March 31,200 schedule
                                         14-a, appendix 1 )
                             10.32       First Amendment to Business Loan Agreement by and between Bank
                                         One, Indiana NA and Made2Manage Systems, Inc. dated April 1, 2000.
                             10.33       Promissory Note Modification Agreement by and between Bank One,
                                         Indiana, NA and Made2Manage Systems, Inc. dated April 1,2000
         (21)                21.1        List of Subsidiaries ( Incorporated by reference to December
                                         31,1999 Form 10-K).
         (27)                27.1        Financial Data Schedule.
