Form 10-Q
period 2000-06-30
MADE2MANAGE SYSTEMS INC
filed 2000-08-15
CIK 1038271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

(Mark One)
[X] Quarterly  report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 2000

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
      Yes   X                                               No
          ----                                                 ----

As of July 31, 2000, there were 4,745,704 shares of Common Stock, no par value, outstanding.

                                MADE2MANAGE SYSTEMS, INC.
                                        FORM 10-Q
                                    TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION
                                                                            Page
ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              As of June 30, 2000 and December 31, 1999......................  3

              Condensed Consolidated Statements of Operations
              For the three and six months ended June 30, 2000 and 1999......  4

              Condensed Consolidated Statements of Cash Flows
              For the six months ended June 30, 2000 and 1999................  5

              Notes to Condensed Consolidated Financial Statements...........  6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................  8

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk..... 18

PART II       OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K............................... 19

              Signatures..................................................... 19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         MADE2MANAGE SYSTEMS, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share data)


                                                                                      June 30, December 31,
                                                                                       2000        1999
                                                                                     ---------   ---------
                                                                                    (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents......................................................  $  12,267   $  12,610
    Marketable securities..........................................................        --        1,800
    Trade accounts receivable, net ................................................      8,471       7,376
    Prepaid expenses and other.....................................................        978         784
    Income taxes refundable........................................................         86         849
    Deferred income taxes..........................................................      1,609         737
                                                                                     ---------   ---------
       Total current assets........................................................     23,411      24,156

Property and equipment, net........................................................      4,698       4,795
Intangibles, net...................................................................      2,240       2,586
Deferred income taxes..............................................................         87          87
                                                                                     ---------   ---------

       Total assets................................................................  $  30,436   $  31,624
                                                                                     =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................................  $   1,075   $   1,331
    Accrued liabilities............................................................      1,843       2,017
    Deferred revenue...............................................................      9,022       8,986
                                                                                     ---------   ---------
       Total current liabilities...................................................     11,940      12,334

Deferred revenue...................................................................        281         419
                                                                                     ---------   ---------

       Total liabilities...........................................................     12,221      12,753
                                                                                     ---------   ---------

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
       issued and outstanding in 2000 and 1999.....................................       --          --
    Common stock, no par value; 10,000,000 shares authorized, 4,745,704 and
       4,652,168 issued and outstanding in 2000 and 1999, respectively.............     22,413      21,889
    Accumulated deficit............................................................     (4,198)     (3,018)
                                                                                     ----------  ---------
       Total shareholders' equity..................................................     18,215      18,871
                                                                                     ---------   ---------

       Total liabilities and shareholders' equity..................................  $  30,436   $  31,624
                                                                                     =========   =========

                                          See accompanying notes.




                                         MADE2MANAGE SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)
                                                (unaudited)

                                                                 Three Months Ended     Six Months Ended
                                                                       June 30               June 30
                                                                --------------------  --------------------
                                                                   2000       1999      2000       1999
                                                                ---------  --------   ---------  ---------
Revenues:
    Software..................................................  $   3,261  $   4,132  $   6,112  $   8,563
    Services..................................................      4,151      4,212      8,418      8,380
    Hardware..................................................        289        271        467        543
                                                                ---------  ---------  ---------  ---------
      Total revenues..........................................      7,701      8,615     14,997     17,486
                                                                ---------  ---------  ---------  ---------

Costs of revenues:
    Software..................................................        343        422        681        807
    Amortization of purchased technology......................         99         98        197        196
    Services..................................................      2,167      2,237      4,197      4,480
    Hardware..................................................        228        181        350        372
                                                                ---------  ---------  ---------  ---------
      Total costs of revenues.................................      2,837      2,938      5,425      5,855
                                                                ---------  ---------  ---------  ---------

      Gross profit............................................      4,864      5,677      9,572     11,631
                                                                ---------  ---------  ---------  ---------

Operating expenses:
    Sales and marketing.......................................      3,262      2,950      6,165      5,846
    Product development.......................................      1,737      1,631      3,437      3,125
    General and administrative................................      1,093        999      2,153      2,075
    Amortization of acquired intangibles......................         75         75        150        150
                                                                ---------  ---------  ---------  ---------
      Total operating expenses................................      6,167      5,655     11,905     11,196
                                                                ---------  ---------  ---------  ---------

Operating income (loss).......................................    (1,303)         22    (2,333)        435

Other income, net.............................................        145        148        297        288
                                                                ---------  ---------  ---------  ---------

Income (loss) before income taxes.............................    (1,158)        170    (2,036)        723

Income tax provision (benefit)................................      (562)         62      (856)        267
                                                                ---------  ---------  ---------  ---------

Net income (loss).............................................  $   (596)  $     108  $ (1,180)  $     456
                                                                =========  =========  =========  =========

Per share amounts:
    Basic:
      Net income (loss).......................................  $  (0.13)  $    0.02  $  (0.25)  $    0.10
                                                                =========  =========  =========  =========
      Average number of shares................................      4,742      4,529      4,729      4,572
                                                                =========  =========  =========  =========

    Diluted:
      Net income (loss).......................................  $  (0.13)  $    0.02  $  (0.25)  $    0.09
                                                                =========  =========  =========  =========
      Average number of shares................................      4,742      5,059      4,729      5,063
                                                                =========  =========  =========  =========

                                                   See accompanying notes.



                                         MADE2MANAGE SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                (unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                        2000       1999
Operating activities:
    Net income (loss)...............................................................  $  (1,180) $     456
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
       Depreciation and amortization of property and equipment......................        969        678
       Amortization of purchased technology and other intangibles...................        348        346
       Provision for doubtful accounts..............................................        477        259
       Changes in assets and liabilities:
          Trade accounts receivable.................................................     (1,572)       (75)
          Deferred and refundable income taxes......................................       (109)        --
          Prepaid expenses and other................................................       (196)       118
          Accounts payable..........................................................       (256)      (120)
          Accrued liabilities.......................................................       (174)    (1,688)
          Deferred revenue..........................................................       (102)        84
                                                                                      ---------- ---------
       Net cash provided by (used in) operating activities..........................     (1,795)        58
                                                                                      ---------- ---------

Investing activities:
    Purchases of property and equipment.............................................       (872)    (1,842)
    Purchases of marketable securities..............................................     (3,000)    (6,900)
    Sales of marketable securities..................................................      4,800      4,350
                                                                                      ---------  ---------
       Net cash provided by (used in) investing activities..........................        928     (4,392)
                                                                                      ---------  ---------

Financing activities:
    Proceeds from issuance of common stock..........................................         61        101
    Proceeds from exercise of stock options.........................................        463        152
                                                                                      ---------  ---------
       Net cash provided by financing activities....................................        524        253
                                                                                      ---------  ---------

Change in cash and cash equivalents.................................................       (343)    (4,081)
Cash and cash equivalents, beginning of period......................................     12,610     15,496
                                                                                      ---------  ---------
Cash and cash equivalents, end of period............................................  $  12,267  $  11,415
                                                                                      =========  =========

Supplemental disclosures - cash paid for:
       Income taxes.................................................................  $      --  $     792


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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The operating results for the interim periods are not necessarily indicative of the results of operations for the full year.

3.  Cash Equivalents and Marketable Securities
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Marketable securities consist of debt instruments with maturities between three and twelve months and are classified as available-for-sale. Cash equivalents and marketable securities are valued at cost, which approximates market value.

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


The  reconciliation  of basic EPS to  diluted  EPS for the three and six  months ended June 30, 2000 and 1999 follows (in thousands, except per share amounts):
                                                             Three Months                Six Months
                                                        ------------------------- --------------------------
                                                        Income          Per Share Income           Per Share
                                                        (Loss)   Shares   Amount  (Loss)    Shares  Amount
2000:
     Basic EPS.......................................  $  (596)   4,742  $(0.13)  $(1,180)   4,729  $ (0.25)
     Adjustment for diluted EPS -- effect of stock
         options.....................................       --       --                --       --
                                                       -------  -------            ------  -------
     Diluted EPS.....................................  $  (596)   4,742  $(0.13)  $(1,180)   4,729  $ (0.25)
                                                       =======  =======           =======  =======

1999:
     Basic EPS.......................................  $   108    4,529  $ 0.02   $   456    4,572  $  0.10
     Adjustment for diluted EPS - effect of stock
         options.....................................       --      530               --       491
                                                       -------  -------           -------   -------
     Diluted EPS.....................................  $   108    5,059  $ 0.02   $   456    5,063  $  0.09
                                                       =======  =======           =======   =======

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

Overview
We develop, market, license and support Made2Manage, an open architecture, standards-based, client/server and web based enterprise business system software solution for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. We have developed manufacturing software applications for this market since our inception in 1986. .

During 1998 we acquired Bridgeware, Inc., a company that offers advance planning and scheduling software, for a combination of cash and common stock totaling $4.5 million. In connection with this acquisition, we recorded a $1.9 million in-process technology charge. The remaining costs of the acquisition are recorded as assets and are expected to be amortized over lives of five and seven years.

In March 2000 we introduced m2mEport, our web site dedicated to the needs of small and midsize manufacturers. m2mEport was subsequently split into three distinct web sites, M2MEXPRESS, M2MEXPERT and VIPsite. Each site is designed to meet specific e-commerce business needs of small and midsize manufacturers. The M2MEXPRESS web site is designed to provide small and midsize manufacturing companies access to Made2Manage via the Internet through a hosted Application Service Provider option. The M2MEXPERT web site provides Made2Manage customers with Internet resources, including virtual courses, cyber consulting and support services 24 hours per day, seven days a week through the use of a knowledgebase for troubleshooting. VIPsite is expected to be launched in the third quarter
2000 and will offer small and midsize manufacturing companies a range of collaborative opportunities with both their customers and their suppliers. Ultimately this should assist the manufacturer in sustaining customer loyalty through improved service.

Made2Manage is sold internationally. In January 2000 we entered into a distributor relationship with 4Front Software, http://www.4fti.com, to sell, market and support our product in the United Kingdom and Europe.

Our revenues are derived from software licenses, services and hardware. Software revenues are generated from licensing software to new customers, and from current customers increasing the number of licensed users and licensing new applications. We recognize revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Service revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Service revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenue from these services as they are performed. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

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

                                           Three Months Ended     Percent    Six Months Ended     Percent
                                                June 30,         Increase        June 30,        Increase
                                             2000       1999    (Decrease)    2000      1999     (Decrease)
                                          ---------  --------   ---------- --------   ---------  ----------
Revenues:
    Software.............................     42.3%      48.0%    (21.1)%      40.8%      49.0%     (28.6)%
    Services.............................     53.9       48.9      (1.4)       56.1       47.9        0.5
    Hardware.............................      3.8        3.1       6.6         3.1        3.1      (14.0)
                                          --------   --------              --------   --------
       Total revenues....................    100.0      100.0     (10.6)      100.0      100.0      (14.2)
                                          --------   --------              --------   --------
Costs of revenues:
    Software.............................      4.4        4.9     (18.7)        4.6        4.6      (15.6)
    Amortization of purchased technology.      1.3        1.1       1.0         1.3        1.1        0.5
    Services.............................     28.1       26.0      (3.1)       28.0       25.6       (6.3)
    Hardware.............................      3.0        2.1      26.0         2.3        2.2       (5.9)
                                          --------   --------              --------   --------
       Total costs of revenues...........     36.8       34.1      (3.4)       36.2       33.5       (7.3)
                                          --------   --------              --------   --------
       Gross profit......................     63.2       65.9     (14.3)       63.8       66.5      (17.7)
                                          --------   --------              --------   --------
Operating expenses:
    Sales and marketing..................     42.3       34.2      10.6        41.1       33.4        5.5
    Product development..................     22.6       18.9       6.5        22.9       17.9       10.0
    General and administrative...........     14.2       11.6       9.4        14.4       11.8        3.8
    Amortization of acquired intangibles.      1.0        0.9        --         1.0        0.9         --
                                          --------   ---------   ------    --------   --------
       Total operating expenses..........     80.1       65.6       9.1        79.4       64.0        6.3
                                          --------   --------              --------   --------
Operating income (loss)..................    (16.9)       0.3      NM         (15.6)       2.5     (636.3)
Other income, net .......................      1.9        1.7      (2.0)        2.0        1.6        3.1
                                          --------   --------              --------   --------
Income (loss) before income taxes........    (15.0)       2.0    (781.2)      (13.6)       4.1     (381.6)
Income tax provision (benefit) ..........     (7.3)       0.7      NM          (5.7)       1.5     (420.6)
                                          ---------  --------              ---------  --------
Net income (loss)........................     (7.7)%      1.3%   (651.9)%      (7.9)%      2.6%    (358.8)%
                                          =========  ========              =========  ========

NM - Not meaningful.


Comparison of Three and Six Months Ended June 30, 2000 and 1999

Revenues
Revenues are derived from software license fees, service and support fees and hardware sales. For the three months ended June 30, 2000, total revenues decreased by $914,000, or 10.6%, to $7.7 million from $8.6 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, total revenues decreased by $2.5 million, or 14.2%, to $15.0 million from $17.5 million for the six months ended June 30, 1999. The decrease in total revenues was primarily due to a lower volume of license transactions. We believe the decrease in revenues is principally due to slowness in the recovery of the enterprise software market place as manufacturers continue to delay expenditures for business system solutions. We believe this delay is due in part to a continuation of Year 2000 effects. We also believe manufacturers are experiencing some confusion regarding e-commerce solutions, which has further delayed buying decisions. See "Business Environment and Risk Factors - Year 2000 Market Dynamics" for a description of Year 2000 market dynamics and potential revenue impact. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. For the three months ended June 30, 2000, software revenues decreased by $871,000, or 21.1%, to $3.3 million from $4.1 million for the three months ended June 30, 1999. Software license revenues constituted 42.3% and 48.0% of total revenues for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, software revenues decreased by $2.5 million, or 28.6%, to $6.1 million from $8.6 million for the six months ended June 30, 1999. Software license revenues constituted 40.8% and 49.0% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The decrease in software revenues was principally due to a lower number of software license transactions.

Services Revenues. For the three months ended June 30, 2000, services revenues were substantially flat compared to the three months ended June 30, 1999 at $4.2 million. These revenues constituted 53.9% and 48.9% of total revenues for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, services revenues were substantially flat compared to the six months ended June 30, 1999 at $8.4 million. These revenues constituted 56.1% and 47.9% of total revenues for the six months ended June 30, 2000 and 1999, respectively. While support revenues increased due to support fees from an expanded user base, education revenues decreased due to the lower volume of license transactions. Consulting revenues stayed relatively flat as the lower number of license transactions was offset by an increased installed base of customers that require services.

Hardware Revenues. For the three months ended June 30, 2000, hardware revenues increased by $18,000, or 6.6%, to $289,000 from $271,000 for the three months ended June 30, 1999. These revenues constituted 3.8% and 3.1% of total revenues for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, hardware revenues decreased by $76,000, or 14.0%, to $467,000 from $543,000 for the six months ended June 30, 1999. These revenues constituted 3.1% of total revenues for both the three months ended June 30, 2000 and 1999. The decrease in hardware revenues for the six month period was principally due to a lower volume of license transactions. The Company limits the type of hardware equipment it sells to bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

E-commerce Revenues. There were no revenues from M2MEXPRESS or VIPsite for the first six months of 2000.

International  Revenues.  International  revenues for the first six months ended
June  30,  2000  totaled  $153,000  for  software,   hardware  and  support  and
represented 1% of total revenues.

Costs of Revenues
Costs of Software Revenues. For the three months ended June 30, 2000 and 1999, costs of software revenues totaled $343,000 and $422,000, respectively, resulting in gross profit margins of 89.5% and 89.8% of software revenues, respectively. For the six months ended June 30, 2000 and 1999, costs of software revenues totaled $681,000 and $807,000, respectively, resulting in gross profit margins of 88.9% and 90.6% of software revenues, respectively. The decrease in the gross profit percentage was due to an increase in higher cost third party products as a percentage of total software revenues.

Amortization of Purchased Technology. For the three months ended June 30, 2000 and 1999, the expense of $99,000 and $98,000, respectively, results from amortizing the costs of purchased technology related to the acquisition of our Bridgeware subsidiary in August 1998. This expense was $197,000 and $196,000, respectively, for the six months ended June 30, 2000 and 1999.

Costs of Services Revenues. For the three months ended June 30, 2000 and 1999, costs of services revenues totaled $2.2 million in each period, resulting in gross profits of 47.8% and 46.9%, respectively. For the six months ended June 30, 2000 and 1999, costs of services revenues totaled $4.2 million and $4.5 million, respectively, resulting in gross profits of 50.1% and 46.5%, respectively. The decrease in costs was primarily due to operating efficiencies gained, resulting in lower personnel costs.

Costs of Hardware Revenues. For the three months ended June 30, 2000 and 1999, costs of hardware revenues totaled $228,000 and $181,000, respectively. The gross profit from hardware was 21.1% and 33.2% of hardware revenues for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, costs of hardware revenues were $350,000 and $372,000, respectively. Gross profit from hardware was 25.1% and 31.5% for the six months ended June 30, 2000 and 1999, respectively.

Operating Expenses
Sales and Marketing Expenses. For the three months ended June 30, 2000 and 1999, sales and marketing expenses were $3.3 million and $3.0 million, respectively, representing 42.3% and 34.2% of total revenues, respectively. For the six months ended June 30, 2000 and 1999, sales and marketing expenses were $6.2 million and $5.8 million, respectively, representing 41.1% and 33.4% of total revenues, respectively. The increase in sales and marketing expenses is primarily due to recruiting related costs for two new executives, e-commerce marketing efforts, and increased activity with our European sales operation.

Product Development Expenses. For the three months ended June 30, 2000 and 1999, product development expenses were $1.7 million and $1.6 million, respectively, representing 22.6% and 18.9% of total revenues, respectively. For the six months ended June 30, 2000 and 1999, product development expenses were $3.4 million and $3.1 million, respectively, representing 22.9% and 17.9% of total revenues, respectively. The increase in product development expenses is substantially the result of our investment in e-commerce initiatives. We did not capitalize any software development costs during these periods.

General and Administrative Expenses. For the three months ended June 30, 2000 and 1999, general and administrative expenses were $1.1 million and $1.0 million, respectively, representing 14.2% and 11.6% of total revenues, respectively. For the six months ended June 30, 2000 and 1999, general and administrative expenses were $2.2 million and $2.1 million, respectively, representing 14.4% and 11.8% of total revenues, respectively.

Amortization of Acquired Intangibles. The expense of $75,000 for both the three months ended June 30, 2000 and 1999 results from amortizing excess costs over net assets acquired and assembled workforce related to the acquisition of our Bridgeware subsidiary in August 1998. This expense was $150,000 for both the six months ended June 30, 2000 and 1999.

Other Income, Net
For the three months ended June 30, 2000 and 1999, other income, net was $145,000 and $148,000, respectively, representing 1.9% and 1.7% of total revenues, respectively. For the six months ended June 30, 2000 and 1999, other income, net was $297,000 and $288,000, respectively, representing 2.0% and 1.6% of total revenues, respectively. The increase in the dollar amount of other income, net for the six month period was due primarily to higher interest rates on invested securities.

Income Tax Provision (Benefit)
For the three months ended June 30, 2000 and 1999, the income tax provision (benefit) effective rate was (48.5)% and 36.5%, respectively. For the six months ended June 30, 2000 and 1999, the income tax provision (benefit) effective rate was (42.0)% and 36.9%, respectively. The effective benefit rate for 2000 is higher due to the cumulative effect of updated full year earnings estimates combined with the tax effects of research and experimentation credits.

Liquidity and Capital Resources
We have funded our operations primarily through equity capital, debt and cash generated from operations. As of June 30, 2000, we had $12.3 million of cash and cash equivalents.

The net change in cash was a reduction of $343,000 for the first six months of 2000 and resulted primarily from an increase in accounts receivable due to sales made near the end of June 2000 which have not yet been collected. Cash provided by investing activities resulted from the sale of marketable securities with maturities from three months to one year, partly offset by purchases of computer software and hardware, telephone equipment and office furniture which aggregated $872,000 for the first six months of 2000.

We have capital requirements for licensed software totaling $450,000, which is to be paid by December 31, 2000.

At June 30, 2000, we had working capital of $11.5 million, including accounts receivable, net, of $8.5 million. The average accounts receivable days outstanding was 99 days as of June 30, 2000 and was 93 days at December 31, 1999. Deferred revenue is related to support agreements or contracted services and was $9.3 million at June 30, 2000 or $102,000 lower than the balance at December 31, 1999.

We have a revolving credit agreement with a commercial bank which expires on April 30, 2001, borrowings under which bear interest at the prime rate (9.5% at June 30, 2000). Loans under the revolving credit agreement are limited, in the aggregate, to $2 million. We have not borrowed under the revolving line of credit.

We believe that cash and cash equivalents, cash flow from operations and credit commitments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least for the next twelve months.

Inflation
We believe that inflation has not had a material impact on our operations.

Accounting Pronouncements In December 1998, the Securities and Exchange Commission Staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101) which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Subsequent amendments require implementation in 2001. The company is quantifying the effects of this pronouncement, if any.

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

Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed in the short term, small variations in the timing of revenue recognition can cause a significant fluctuation in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. In addition, we may increase operating expenses in anticipation of continued growth and to fund expanded product development efforts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, our business, financial condition and results of operations could be materially and adversely affected.

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

Product and Market Concentration
Our revenues are currently derived from licenses of Made2Manage, including optional modules, licensing of Bridgeware's Advanced Planning and Scheduling products and third-party software, and related support, services and hardware. In the near term, Made2Manage and related services are expected to continue to account for substantially all of our revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, incompatibility with third party hardware or software products, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in, which Made2Manage operates, could have a material adverse effect on our business, financial condition and results of operations.

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

Dependence on Third Party Technologies
Made2Manage uses a variety of third party technologies, including operating systems, tools and other applications developed and supported by Microsoft Corporation ("Microsoft"). There can be no assurance that Microsoft will continue to support the operating systems, tools and other applications utilized by Made2Manage or that they will continue to be widely accepted in our target market. Made2Manage relies heavily on Microsoft's Visual Studio and Microsoft Sequel Server, and there can be no assurance that Microsoft will not discontinue or otherwise fail to support Visual Studio or Sequel Server or any of its components. In addition, we use a number of other programming tools and applications, including ActiveX, OLE, ODBC, OLEDB, MSMQ, Site Server and Internet Information Server.

We sublicense various third party products, including Microsoft Visual FoxPro, Microsoft Sequel Server, Microsoft Project, products from Powerway, Best Software, ADS Inc., Interact Commerce and FRx, and bar code hardware and software. There can be no assurance that these third party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Internet and Potential for Subscription Revenue Business Model

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

Furthermore, advances in Internet and e-commerce applications may lead the enterprise business system market to rapid acceptance of Application Service Provider (ASP), a hosted method of delivering business system solutions. The ASP method of delivery is a subscription revenue model and although subscriptions could improve predictability of future revenue, it delays revenue recognition and cash collections as compared to the current method. Therefore, if there is a rapid change to the ASP business model our near term financial results and financial position may be materially and adversely impacted.

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

While we have begun to distribute Made2Manage in international markets, we have no significant experience in international markets and there can be no assurance that such expansion can be successfully accomplished. Additionally, we rely extensively on our European distributor, 4Front Software, to sell and service the European market place. If 4Front Software is unable or unsuccessful in promoting, selling and servicing Made2Manage our financial condition and results of operations could be materially and adversely affected.

Risks Associated with Acquisitions

As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, augment market coverage, enhance technological capabilities, or that may otherwise offer growth opportunities. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect operating results and/or the price of our common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure to do so could have a material adverse effect on our business and financial condition or results of operations.

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

Relationships with Value Added Resellers
We distribute our software products through a direct sales force and a network of value added resellers ("VARs"). A significant portion of licenses of Made2Manage sold to new customers is sold by VARs. If some or all of the VARs reduce their efforts to sell Made2Manage, promote competing products or terminate their relationships with us, our business, financial condition and results of operation would be materially and adversely affected. Furthermore, VARs frequently develop strong relationships with their customers, so if VARs criticize us or our products to their customers, our reputation could be damaged, which could have a material adverse effect on our business, financial condition or results of operations.
Additionally, we rely extensively on our European distributor, 4Front Software, to sell and service the European market place. If 4Front Software is unable or unsuccessful in promoting, selling and servicing Made2Manage our financial condition and results of operations could be materially and adversely affected.

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

Substantial Control by Single Shareholder
As of July 31, 2000, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 20.7% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

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

Shares Eligible for Future Sale
The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of July 31, 2000, we had 4,745,704 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of July 31, 2000, there were options outstanding to purchase 1,748,771 shares of common stock at a weighted average price of $7.19 share under the Company's stock option plans, of which options to purchase 919,537 shares of common stock were then vested and exercisable. We have reserved 230,903 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of July 31, 2000, 36,622 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc. Stock Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We transact business in various foreign currencies, primarily in the United Kingdom and Canada. We do not have any significant receivables or obligations denominated in foreign currencies. We do not have any foreign currency swaps or derivatives and we are not currently subject to material foreign currency exchange risk.

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

Dated: August 11, 2000

MADE2MANAGE SYSTEMS, INC...



/s/David B. Wortman
------------------------------------
David B. Wortman
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/Traci M. Dolan
------------------------------------
Traci M. Dolan
Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)



                                Index to Exhibits

  Number Assigned in
    Regulation S-K      Exhibit Number
       Item 601                                                Description of Exhibit

         (2)                  2.0        Stock Purchase Agreement, dated August 3, 1998, among Made2Manage
                                         Systems, Inc. and the stockholders of Bridgeware, Inc.
                                         (Incorporated by reference to June 30, 1998 Form 10-Q.)
         (3)                  3.1        Amended and Restated Articles of Incorporation of Made2Manage
                                         Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
                              3.2        Amended and Restated Code of By-Laws of Made2Manage Systems, Inc.
                                         (Incorporated by reference to Registration Statement on Form S-1,
                                         Registration No. 333-38177.)
         (4)                  4.1        Specimen Stock Certificate for Common Stock (Incorporated by
                                         reference to Registration Statement on Form S-1, Registration No.
                                         333-38177.)
                              4.2        Other rights of securities holders - see Exhibits 3.1 and 3.2.
         (10)                10.12       Form of Made2Manage Systems, Inc. Stock Option Agreement
                                         (Incorporated by reference to Exhibit 10.16 to Registration
                                         Statement on Form S-1, Registration No. 333-38177.)
                             10.18       Made2Manage Systems, Inc. Employee Stock Purchase Plan
                                         (Incorporated by reference to Exhibit 10.22 to Registration
                                         Statement on Form S-1, Registration No. 333-38177.)
                             10.27       Best Software, Inc. Linked Software Dealer Agreement by and
                                         between Best Software, Inc. and Made2Manage Systems, Inc. dated
                                         May 14, 1998 (Incorporated by reference to June 30, 1998 Form
                                         10-Q.)
                             10.28       Business Loan Agreement by and between Bank One, Indiana, NA and
                                         Made2Manage Systems, Inc. dated March 19, 1999 (Incorporated by reference to March 31, 1999 Form 10-Q.)
                             10.29       Promissory Note by and between Bank One, Indiana, NA and
                                         Made2Manage Systems Inc. dated March 19, 1999 (Incorporated by reference to March 31, 1999 Form 10-Q.)
                             10.30       1999 Made2Manage Systems Inc. Employee Stock Option Plan
                                         (Incorporated by reference to March 31, 1999 Form 10-Q.)
                             10.31       Amendment to the 1999 Made2Manage Systems, Inc. Employee Stock
                                         Option Plan (Incorporated by reference to March 31, 2000 schedule
                                         14-a, appendix 1.)
                             10.32       First Amendment to Business Loan Agreement by and between Bank
                                         One, Indiana, NA and Made2Manage Systems, Inc. dated April 1, 2000
                                         (Incorporated by reference to March 31, 2000 Form 10-Q.)
                             10.33       Promissory Note Modification Agreement by and between Bank One,
                                         Indiana, NA and Made2Manage Systems, Inc. dated April 1, 2000
                                         (Incorporated by reference to March 31, 2000 Form 10-Q.)
         (21)                21.1        List of Subsidiaries (Incorporated by reference to December
                                         31,1999 Form 10-K.)
         (27)                27.1        Financial Data Schedule
