Form 10-Q
period 2000-09-30
MADE2MANAGE SYSTEMS INC
filed 2000-11-14
CIK 1038271

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------


(Mark One)

  [X]          Quarterly   report  pursuant  to  Section  13  or  15(d)  of  the
               Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       Or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

                        Commission file number: 333-38177


                            MADE2MANAGE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                 Indiana                                      35-1665080
                 -------                                      ----------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                 Identification Number)

    9002 Purdue Road, Indianapolis, IN                          46268
    ----------------------------------                          -----
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
                                       Yes   X                       No
                                           -----                        -----

As of October 31, 2000, there were 4,750,722 shares of Common Stock, no par value, outstanding.


================================================================================

                            MADE2MANAGE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION
                                                                            Page
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          As of September 30, 2000 and December 31, 1999..................... 3

          Condensed Consolidated Statements of Operations
          For the three and nine months ended September 30, 2000 and 1999.... 4

          Condensed Consolidated Statements of Cash Flows
          For the nine months ended September 30, 2000 and 1999.............. 5

          Notes to Condensed Consolidated Financial Statements............... 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.........18

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K...................................19

          Signatures.........................................................19




                                         PART I - FINANCIAL INFORMATION

                                          Item 1. Financial Statements

                                            MADE2MANAGE SYSTEMS, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share data)


                                                                                   September 30,    December 31,
                                                                                       2000             1999
                                                                                       ----             ----
                                                                                    (unaudited)
                                                     ASSETS
Current assets:
    Cash and cash equivalents......................................................  $   4,743       $  12,610
    Marketable securities..........................................................      7,275           1,800
    Trade accounts receivable, net ................................................      9,441           7,376
    Prepaid expenses and other.....................................................      1,325           1,074
    Income taxes refundable........................................................         86             849
    Deferred income taxes..........................................................      2,262             737
                                                                                     ---------       ---------
       Total current assets........................................................     25,132          24,446

Property and equipment, net........................................................      4,918           4,795
Purchased technology and goodwill, net.............................................         --           2,296
Deferred income taxes..............................................................         87              87
                                                                                     ---------       ---------

       Total assets................................................................  $  30,137       $  31,624
                                                                                     =========       =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................................  $   1,335       $   1,331
    Accrued liabilities............................................................      2,270           2,017
    Deferred revenue...............................................................      9,431           8,986
                                                                                     ---------       ---------
       Total current liabilities...................................................     13,036          12,334

Deferred revenue...................................................................        353             419
                                                                                     ---------       ---------

       Total liabilities...........................................................     13,389          12,753
                                                                                     ---------       ---------

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
       issued and outstanding in 2000 and 1999.....................................         --              --
    Common stock, no par value; 10,000,000 shares authorized, 4,750,722 and
       4,652,168 issued and outstanding in 2000 and 1999, respectively.............     22,436          21,889
    Accumulated deficit............................................................     (5,688)         (3,018)
                                                                                     ----------      ---------
       Total shareholders' equity..................................................     16,748          18,871
                                                                                     ---------       ---------

       Total liabilities and shareholders' equity..................................  $  30,137       $  31,624
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




                                         MADE2MANAGE SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)
                                                (unaudited)


                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30          September 30
                                                                --------------------  --------------------
                                                                   2000       1999      2000       1999
                                                                ---------  --------   ---------  ---------
Revenues:
    Software..................................................  $   4,018  $   2,159  $  10,130  $  10,722
    Services..................................................      3,980      3,941     12,398     12,323
    Hardware..................................................        317        313        784        855
                                                                ---------  ---------  ---------  ---------
       Total revenues.........................................      8,315      6,413     23,312     23,900
                                                                ---------  ---------  ---------  ---------

Costs of revenues:
    Software..................................................        348        316      1,029      1,124
    Write-down and amortization of purchased technology.......      1,212         98      1,409        295
    Services..................................................      2,104      2,133      6,301      6,613
    Hardware..................................................        207        199        557        571
                                                                ---------  ---------  ---------  ---------
       Total costs of revenues................................      3,871      2,746      9,296      8,603
                                                                ---------  ---------  ---------  ---------

       Gross profit...........................................      4,444      3,667     14,016     15,297
                                                                ---------  ---------  ---------  ---------

Operating expenses:
    Sales and marketing.......................................      3,355      2,972      9,520      8,819
    Product development.......................................      1,463      1,701      4,900      4,826
    General and administrative................................      1,158      1,072      3,337      3,172
    Write-down and amortization of goodwill...................        763         62        887        186
                                                                ---------  ---------  ---------  ---------
       Total operating expenses...............................      6,739      5,807     18,644     17,003
                                                                ---------  ---------  ---------  ---------

Operating loss................................................     (2,295)    (2,140)    (4,628)    (1,706)

Other income, net.............................................        159        140        456        428
                                                                ---------  ---------  ---------  ---------

Loss before income taxes......................................     (2,136)    (2,000)    (4,172)    (1,278)

Income tax benefit............................................       (646)      (740)    (1,502)      (473)
                                                                ---------  ---------  ---------  ---------

Net loss......................................................  $  (1,490) $  (1,260) $  (2,670) $    (805)
                                                                =========  =========  =========  =========

Per share amounts - basic and diluted:
       Net loss...............................................  $   (0.31) $   (0.27) $   (0.56) $   (0.18)
                                                                =========  =========  =========  =========
       Average number of shares...............................      4,746      4,618      4,735      4,588
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




                                          MADE2MANAGE SYSTEMS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                        -----------------
                                                                                         2000       1999
                                                                                         ----       ----
Operating activities:
    Net loss........................................................................  $  (2,670) $    (805)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization of property and equipment......................      1,365      1,094
       Write-down and amortization of purchased technology and goodwill.............      2,296        481
       Provision for doubtful accounts..............................................        683        425
       Changes in assets and liabilities:
          Trade accounts receivable.................................................     (2,748)     1,937
          Deferred and refundable income taxes......................................       (762)      --
          Prepaid expenses and other................................................       (251)        84
          Accounts payable..........................................................          4       (334)
          Accrued liabilities.......................................................        253     (2,263)
          Deferred revenue..........................................................        379       (253)
                                                                                      ---------  ---------
       Net cash provided by (used in) operating activities..........................     (1,451)       366
                                                                                      ---------- ---------

Investing activities:
    Purchases of property and equipment.............................................     (1,488)    (2,235)
    Purchases of marketable securities..............................................    (11,016)    (9,900)
    Sales of marketable securities..................................................      5,541      6,250
                                                                                      ---------  ---------
       Net cash used in investing activities........................................     (6,963)    (5,885)
                                                                                      ---------- ---------

Financing activities:
    Proceeds from issuance of common stock..........................................         84        142
    Proceeds from exercise of stock options.........................................        463        152
                                                                                      ---------  ---------
       Net cash provided by financing activities....................................        547        294
                                                                                      ---------  ---------

Change in cash and cash equivalents.................................................     (7,867)    (5,225)
Cash and cash equivalents, beginning of period......................................     12,610     15,496
                                                                                      ---------  ---------
Cash and cash equivalents, end of period............................................  $   4,743  $  10,271
                                                                                      =========  =========

Supplemental disclosures - cash paid for:
       Income taxes.................................................................  $      --  $     907



                                           See accompanying notes.


                            MADE2MANAGE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.  Description of Business

Made2Manage Systems, Inc. (the "Company") develops, markets, licenses and supports enterprise business system software solutions for small and midsize manufacturing companies located primarily in the United States. The Company is dependent upon its primary product, Made2Manage for Windows, which is a fully integrated, Microsoft Windows based business software system for manufacturing companies.

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

Certain amounts for 1999 have been restated to conform to the 2000 presentation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

4.  Net Loss per Share

Net loss per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Under the treasury stock method the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock. Common stock equivalents were not included in the diluted EPS calculations due to net losses in each period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance, business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the report on Form 10-K for the year ended December 31, 1999.

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

During 1998 we acquired Bridgeware, Inc., a company that offers advance planning and scheduling software, for a combination of cash and common stock totaling $4.5 million. In connection with this acquisition, we recorded a $1.9 million in-process technology charge. The remaining costs of the acquisition were recorded as assets and were expected to be amortized over lives of five and seven years. During the third quarter 2000, we decided to accelerate development of an integrated multi-level planning suite that will largely replace the acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill. The impaired assets were written down to their net realizable value and resulted in a non-cash, pre-tax charge of $2.0 million. The after-tax effect of the charge was $1.5 million.

In March 2000 we introduced m2mEport, our web site dedicated to the needs of small and midsize manufacturers. m2mEport was subsequently split into three distinct web sites, M2MEXPRESS, M2MEXPERT and M2MVIP. Each site is designed to meet specific e-commerce business needs of small and midsize manufacturers. The M2MEXPRESS web site is designed to provide small and midsize manufacturing companies access to Made2Manage via the Internet through a hosted Application Service Provider option. The M2MEXPERT web site provides Made2Manage customers with Internet resources, including virtual education courses, cyber consulting and support services 24 hours per day, seven days a week through the use of an online searchable information database for troubleshooting. M2MVIP was launched in the third quarter 2000 and offers small and midsize manufacturing companies a range of collaborative opportunities with both their customers and their suppliers. We believe M2MVIP will assist the manufacturer in sustaining customer loyalty through improved service.

Made2Manage is sold internationally. In January 2000 we entered into a distributor relationship with 4Front Technologies to sell, market and support our product in Europe. 4Front Technologies was recently acquired by NCR Corporation. The impact of this acquisition on our European sales activity has not yet been determined. Currently approximately 99% of our revenues are derived from customers in the United States.

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

Results of Operations

The following table sets forth the percentage of total revenues and percent increase or decrease from the prior dollar amount represented by certain items included in our unaudited statements of operations for the periods indicated.



                                           Three Months Ended                Nine Months Ended
                                              September 30,       Percent      September 30,      Percent
                                          --------------------   Increase  --------------------   Increase
                                             2000       1999    (Decrease)    2000      1999     (Decrease)
                                          ---------  --------   ---------- --------   ---------  ----------
Revenues:
    Software.............................     48.3%      33.7%     86.1%       43.4%      44.9%      (5.5)%
    Services.............................     47.9       61.4       1.0        53.2       51.5        0.6
    Hardware.............................      3.8        4.9       1.3         3.4        3.6       (8.3)
                                          --------   --------              --------   --------
       Total revenues....................    100.0      100.0      29.7       100.0      100.0       (2.5)
                                          --------   --------              --------   --------
Costs of revenues:
    Software.............................      4.2        4.9      10.1         4.4        4.7       (8.5)
    Purchased technology.................     14.6        1.5        NM         6.1        1.2         NM
    Services.............................     25.3       33.3      (1.4)       27.0       27.7       (4.7)
    Hardware.............................      2.5        3.1       4.0         2.4        2.4       (2.5)
                                          --------   --------              --------   --------
       Total costs of revenues...........     46.6       42.8      41.0        39.9       36.0        8.1
                                          --------   --------              --------   --------
       Gross profit......................     53.4       57.2      21.2        60.1       64.0       (8.4)
                                          --------   --------              --------   --------
Operating expenses:
    Sales and marketing..................     40.3       46.3      12.9        40.9       36.9        7.9
    Product development..................     17.6       26.5     (14.0)       21.0       20.2        1.5
    General and administrative...........     13.9       16.7       8.0        14.3       13.3        5.2
    Goodwill.............................      9.2        1.0        NM         3.8        0.8         NM
                                          --------   --------              --------   --------
       Total operating expenses..........     81.0       90.5      16.0        80.0       71.2        9.7
                                          --------   --------              --------   --------
Operating Loss...........................    (27.6)     (33.3)     (7.2)      (19.9)      (7.2)    (171.3)
Other income, net .......................      1.9        2.2      13.6         2.0        1.8        6.5
                                          --------   --------              --------   --------
Loss before income taxes.................    (25.7)     (31.1)     (6.8)      (17.9)      (5.4)    (226.4)
Income tax benefit.......................     (7.8)     (11.5)    (12.7)       (6.4)      (2.0)     217.5
                                          --------   --------              --------   --------
Net loss.................................    (17.9)%    (19.6)%   (18.3)%     (11.5)%     (3.4)%   (231.7)%
                                          ========   ========              ========   ========

NM - Not meaningful.

Comparison of Three and Nine Months Ended September 30, 2000 and 1999

Revenues

Revenues are derived from software license fees, service and support fees and hardware sales. For the three months ended September 30, 2000, total revenues increased by $1.9 million, or 29.7%, to $8.3 million from $6.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, total revenues decreased by $588,000, or 2.5%, to $23.3 million from $23.9 million for the nine months ended September 30, 1999. Both the quarter and year to date variances were attributed to the volume of software license transactions. We believe that the increase in the third quarter 2000 over the same period for the prior year reflects the gradual recovery of the enterprise software market place, which has experienced a slow-down due in part to Year 2000 impacts on buying decisions. We also believe manufacturers are experiencing some confusion regarding e-commerce solutions, which has further delayed buying decisions. See "Business Environment and Risk Factors - Year 2000 Market Dynamics" for a description of Year 2000 market dynamics and potential revenue impact. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. For the three months ended September 30, 2000, software revenues increased by $1.9 million, or 86.1%, to $4.0 million from $2.2 million for the three months ended September 30, 1999. Software license revenues constituted 48.3% and 33.7% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in the third quarter 2000 over the same period for the prior year was driven by a higher number of software license transactions, coupled with a larger average order size. For the nine months ended September 30, 2000, software revenues decreased by $592,000, or 5.5%, to $10.1 million from $10.7 million for the nine months ended September 30, 1999. Software license revenues constituted 43.4% and 44.9% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The year to date decrease in software revenues was principally due to a lower number of software license transactions, which was partially offset by a larger average order size.

Services Revenues. For the three months ended September 30, 2000, services revenues increased by $39,000, or 1.0%, to $4.0 million from $3.9 million for the three months ended September 30, 1999. These revenues constituted 47.9% and 61.4% of total revenues for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, services revenues increased by $75,000, or 0.6%, to $12.4 million from $12.3 million for the nine months ended September 30, 1999. These revenues constituted 53.2% and 51.5% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. While support revenues were up due to support fees from an expanded user base, education and consulting revenues were down due to a lower volume of software license transactions.

Hardware Revenues. For the three months ended September 30, 2000, hardware revenues increased by $4,000, or 1.3%, to $317,000 from $313,000 for the three months ended September 30, 1999. These revenues constituted 3.8% and 4.9% of total revenues for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, hardware revenues decreased by $71,000, or 8.3%, to $784,000 from $855,000 for the nine months ended September 30, 1999. These revenues constituted 3.4% and 3.6% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The year to date decrease in hardware revenues was principally due to a lower volume of software license transactions. We limit the type of hardware equipment we sell to bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

Subscription Revenues. Subscription revenues from M2MEXPRESS were $21,000 for the nine months ended September 30, 2000. There were no revenues from M2MVIP. However, more than 70 customers have signed up for M2MVIP services during a free introductory period. Subscription revenues are included in services revenues in the consolidated statements of operations.

International Revenues. International revenues for the nine months ended September 30, 2000 totaled $197,000 for software, hardware and support and represented 0.8% of total revenues.

Costs of Revenues

Costs of Software Revenues. For the three months ended September 30, 2000 and 1999, costs of software revenues totaled $348,000 and $316,000, respectively, resulting in gross profit margins of 91.3% and 85.4% of software revenues, respectively. For the nine months ended September 30, 2000 and 1999, costs of software revenues totaled $1.0 million and $1.1 million, respectively, resulting in gross profit margins of 89.8% and 89.5% of software revenues, respectively.

Write-Down and Amortization of Purchased Technology. In August 1998, we acquired our Bridgeware subsidiary, which gave rise to the purchased technology asset. During the third quarter 2000, we decided to accelerate development of an integrated multi-level planning suite that will largely replace the acquired technology. That decision resulted in an impairment of the purchased technology asset which was written down to net realizable value. The non-cash write-down of purchased technology was $1.2 million as compared to amortization of $98,000 in the third quarter of 1999. For the nine months ended September 30, 2000, the write-down and amortization of purchased technology was $1.4 million as compared to amortization of $295,000 for the nine months ended September 30, 1999.

Costs of Services Revenues. For the three months ended September 30, 2000 and 1999, costs of services revenues totaled $2.1 million in each period, resulting in gross profit margins of 47.1% and 45.9%, respectively. For the nine months ended September 30, 2000 and 1999, costs of services revenues totaled $6.3 million and $6.6 million, respectively, resulting in gross profit margins of 49.2% and 46.3%, respectively. The decrease in costs was primarily due to operating efficiencies gained, resulting in lower personnel costs.

Costs of Hardware Revenues. For the three months ended September 30, 2000 and 1999, costs of hardware revenues totaled $207,000 and $199,000, respectively. The gross profit margins from hardware were 34.7% and 36.4% of hardware revenues for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, costs of hardware revenues were $557,000 and $571,000, respectively. Gross profit margins from hardware were 29.0% and 33.2% of hardware revenues for the nine months ended September 30, 2000 and 1999, respectively.

Operating Expenses

Sales and Marketing Expenses. For the three months ended September 30, 2000 and 1999, sales and marketing expenses were $3.4 million and $3.0 million, respectively, representing 40.3% and 46.3% of total revenues, respectively. For the nine months ended September 30, 2000 and 1999, sales and marketing expenses were $9.5 million and $8.8 million, respectively, representing 40.9% and 36.9% of total revenues, respectively. The increase in sales and marketing expenses was primarily due to recruiting related costs for two new executives, e-commerce marketing efforts, and increased activity with our European sales operation.

Product Development Expenses. For the three months ended September 30, 2000 and 1999, product development expenses were $1.5 million and $1.7 million, respectively, representing 17.6% and 26.5% of total revenues, respectively. For the nine months ended September 30, 2000 and 1999, product development expenses were $4.9 million and $4.8 million, respectively, representing 21.0% and 20.2% of total revenues, respectively. The increase in product development expenses was substantially the result of our investment in e-commerce initiatives. We did not capitalize any software development costs during these periods pursuant to Statement of Financial Accounting Standards No. 86 (SFAS No. 86).

General and Administrative Expenses. For the three months ended September 30, 2000 and 1999, general and administrative expenses were $1.2 million and $1.1 million, respectively, representing 13.9% and 16.7% of total revenues, respectively. For the nine months ended September 30, 2000 and 1999, general and administrative expenses were $3.3 million and $3.2 million, respectively, representing 14.3% and 13.3% of total revenues, respectively.

Write-down and Amortization of Goodwill. In August 1998, we recorded purchased technology and related goodwill associated with the acquisition of our Bridgeware subsidiary. During the third quarter 2000, we decided to accelerate development of an integrated multi-level planning suite that will largely replace the acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill. The non-cash write-down of goodwill to net realizable value was $763,000 as compared to amortization of $62,000 in the third quarter of 1999. For the nine months ended September 30, 2000, the write-down and amortization of goodwill was $887,000 as compared to amortization of $186,000 for the nine months ended September 30, 1999. See "Costs of Revenues - Write-down and Amortization of Purchased Technology" for impact of writing down the purchased technology asset.

Other Income, Net

For the three months ended September 30, 2000 and 1999, other income, net was $159,000 and $140,000, respectively, representing 1.9% and 2.2% of total revenues, respectively. For the nine months ended September 30, 2000 and 1999, other income, net was $456,000 and $428,000, respectively, representing 2.0% and 1.8% of total revenues, respectively. The increase in the dollar amount of other income, net was due primarily to higher interest rates on invested securities.

Income Tax Benefit

For the three months ended September 30, 2000 and 1999, the income tax benefit effective rate was 30.2% and 37.0%, respectively. For the nine months ended September 30, 2000 and 1999, the income tax benefit effective rate was 36.0% and 37.0%, respectively. The effective rate for both the three and nine months ended September 30, 2000 is lower due to the write-down of goodwill, which is not tax deductible.

Liquidity and Capital Resources

We have funded our operations primarily through equity capital, debt and cash generated from operations. As of September 30, 2000, we had $4.7 million of cash and cash equivalents and $7.3 million invested in marketable securities.

The net change in cash was a reduction of $7.9 million for the nine months ended September 30, 2000 and resulted primarily from $5.5 million in net purchases of marketable securities with maturities from three months to one year..

At September 30, 2000, we had working capital of $12.1 million, including accounts receivable, net, of $9.4 million. The average accounts receivable days outstanding was 102 days as of September 30, 2000 and was 93 days at December 31, 1999. Deferred revenue is related to support agreements or contracted services and was $9.8 million at September 30, 2000 or $379,000 higher than the balance at December 31, 1999.

We have a revolving credit agreement with a commercial bank which expires on April 30, 2001, borrowings under which bear interest at the prime rate (9.5% at September 30, 2000). Loans under the revolving credit agreement are limited, in the aggregate, to $2 million. We have not borrowed under the revolving line of credit.

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

Product and Market Concentration

Our revenues are currently derived from licenses of Made2Manage, including optional modules and third-party software, and related support, services and hardware. In the near term, Made2Manage and related services are expected to continue to account for substantially all of our revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, incompatibility with third party hardware or software products, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in, which Made2Manage operates, could have a material adverse effect on our business, financial condition and results of operations.

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

While we have begun to distribute Made2Manage in international markets, we have no significant experience in international markets and there can be no assurance that such expansion can be successfully accomplished. Additionally, we rely extensively on our European distributor, 4Front Technologies, to sell and service the European market place. 4Front Technologies was recently acquired by NCR Corporation. The impact of this acquisition has not yet been determined. If 4Front Technologies is unable or unsuccessful in promoting, selling and servicing Made2Manage our financial condition and results of operations could be materially and adversely affected.

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

Relationships with Value Added Resellers

We distribute our software products through a direct sales force and a network of value added resellers ("VARs"). A significant portion of licenses of Made2Manage sold to new customers is sold by VARs. If some or all of the VARs reduce their efforts to sell Made2Manage, promote competing products or terminate their relationships with us, our business, financial condition and results of operation would be materially and adversely affected. Furthermore, VARs frequently develop strong relationships with their customers, so if VARs criticize us or our products to their customers, our reputation could be damaged, which could have a material adverse effect on our business, financial condition or results of operations.
Additionally, we rely extensively on our European distributor, 4Front Technologies, to sell and service the European market place. 4Front Technologies was recently acquired by NCR Corporation. The impact of this acquisition has not yet been determined. If 4Front Technologies is unable or unsuccessful in promoting, selling and servicing Made2Manage our financial condition and results of operations could be materially and adversely affected.

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

Substantial Control by Single Shareholder

As of October 31, 2000, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 20.7% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

Effect of Antitakeover Provisions

Our Amended and Restated Articles of Incorporation (the "Articles") authorize the Board of Directors to issue, without shareholder approval, up to two million shares of preferred stock with such rights and preferences as the Board of Directors may determine in its sole discretion. The Made2Manage Systems, Inc. Stock Option Plan (the "Option Plan") provides that, unless the Board of Directors or a committee of the Board of Directors decides to the contrary, all outstanding options vest and become immediately exercisable upon a merger or similar transaction. In addition, certain provisions of Indiana law could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control. Further, certain provisions of Indiana law impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The foregoing provisions could discourage an attempt by a third party to acquire a controlling interest without the approval of management even if such third party were willing to purchase shares of common stock at a premium over its then market price.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of October 31, 2000, we had 4,750,722 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of October 31, 2000, there were options outstanding to purchase 2,037,253 shares of common stock at a weighted average price of $6.72 per share under the Company's stock option plans, of which options to purchase 1,020,480 shares of common stock were then vested and exercisable. We have reserved 9,035 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of October 31, 2000, 41,640 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc. Stock Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

Dated: November 13, 2000

MADE2MANAGE SYSTEMS, INC.



/s/ David B. Wortman                      /s/ Traci M. Dolan
----------------------------------        --------------------------------------
David B. Wortman                          Traci M. Dolan
President, Chief Executive Officer        Vice President, Finance and
and Director                              Administration, Chief Financial
(Principal Executive Officer)             Officer, Secretary and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                Index to Exhibits


Number Assigned in
 Regulation S-K      Exhibit
    Item 601          Number                  Description of Exhibit
    --------          ------                  ----------------------


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

      (10)            10.12        Form  of  Made2Manage  Systems,   Inc.  Stock
                                   Option  Agreement  (Incorporated by reference
                                   to Exhibit 10.16 to Registration Statement on
                                   Form S-1, Registration No. 333-38177.)
                      10.18        Made2Manage  Systems,   Inc.  Employee  Stock
                                   Purchase Plan  (Incorporated  by reference to
                                   Exhibit  10.22 to  Registration  Statement on
                                   Form S-1, Registration No. 333-38177.)
                      10.27        Best Software,  Inc.  Linked  Software Dealer
                                   Agreement by and between Best Software,  Inc.
                                   and Made2Manage  Systems,  Inc. dated May 14,
                                   1998  (Incorporated  by reference to June 30,
                                   1998 Form 10-Q.)
                      10.28        Business  Loan  Agreement by and between Bank
                                   One,  Indiana,  NA and  Made2Manage  Systems,
                                   Inc.  dated March 19, 1999  (Incorporated  by
                                   reference to March 31, 1999 Form 10-Q.)
                      10.29        Promissory  Note  by and  between  Bank  One,
                                   Indiana,  NA  and  Made2Manage  Systems  Inc.
                                   dated   March  19,  1999   (Incorporated   by
                                   reference to March 31, 1999 Form 10-Q.)
                      10.30        1999 Made2Manage Systems, Inc. Employee Stock
                                   Option Plan  (Incorporated  by  reference  to
                                   March 31, 1999 Form 10-Q.)
                      10.31        Amendment  to the 1999  Made2Manage  Systems,
                                   Inc. Employee Stock Option Plan (Incorporated
                                   by reference to March 31, 2000 schedule 14-a,
                                   appendix 1.)
                      10.32        First Amendment to Business Loan Agreement by
                                   and  between  Bank  One,   Indiana,   NA  and
                                   Made2Manage Systems, Inc. dated April 1, 2000
                                   (Incorporated  by reference to March 31, 2000
                                   Form 10-Q.)
                      10.33        Promissory Note Modification Agreement by and
                                   between Bank One, Indiana, NA and Made2Manage
                                   Systems,    Inc.    dated   April   1,   2000
                                   (Incorporated  by reference to March 31, 2000
                                   Form 10-Q.)

      (21)            21.1         List   of   Subsidiaries   (Incorporated   by
                                   reference to December 31,1999 Form 10-K.)

      (27)            27.1         Financial Data Schedule