Form 10-K
period 2000-12-31
MADE2MANAGE SYSTEMS INC
filed 2001-03-23
CIK 1038271

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 1, 2001, as reported on The Nasdaq Stock Market(R) was $13,696,110. Common stock held by executive officers, directors and persons who are known to own 5% or more of the outstanding common stock have been excluded from the computation as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2001, the registrant had 4,812,112 shares of common stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
================================================================================

                 (This page has been left blank intentionally.)

                                TABLE OF CONTENTS
                            MADE2MANAGE SYSTEMS, INC.
                                    FORM 10-K


PART I......................................................................   1

   ITEM 1. BUSINESS.........................................................   1
           General..........................................................   1
           Markets and Customers............................................   1
           Sales and Marketing..............................................   1
           The Product......................................................   1
           Product Development..............................................   3
           Service and Support..............................................   3
           Competition......................................................   4
           Intellectual Property............................................   4
           Employees........................................................   5
           Executive Officers of the Registrant.............................   5
   ITEM 2. PROPERTIES.......................................................   6
   ITEM 3. LEGAL PROCEEDINGS................................................   6
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   7

PART II.....................................................................   8

   ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS..................................   8
   ITEM 6. SELECTED FINANCIAL DATA..........................................   9
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................  10
           Overview.........................................................  10
           Results of Operations............................................  12
           Comparisons of Years Ended December 31, 2000, 1999 and 1998......  12
           Liquidity and Capital Resources..................................  15
           Year 2000........................................................  15
           Inflation........................................................  16
           Recently Issued Accounting Pronouncements........................  16
           Business Environment and Risk Factors............................  16
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  21
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  22
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................  36

PART III....................................................................  37

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  37
   ITEM 11. EXECUTIVE COMPENSATION..........................................  37
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT...........................................  37
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  37

PART IV.....................................................................  38

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.........................................  38

                 (This page has been left blank intentionally.)

                                     PART I
ITEM 1. BUSINESS.

GENERAL

Made2Manage Systems, Inc., an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise application solutions for small and midsize manufacturers. Our principal product, Made2Manage Enterprise Edition, provides integrated solutions for all of the business processes used by manufacturers, from selling and design, through manufacturing and distribution. Our corporate offices are in Indianapolis, Indiana. We have a subsidiary, Bridgeware, Inc., a California corporation that provides advanced planning and scheduling software primarily for Made2Manage through its subsidiary located in Israel. Our other operating subsidiary is Made2Manage Systems, Ltd., which supports our sales and marketing efforts for the United Kingdom. Made2Manage Systems' Web site address is www.made2manage.com.

MARKETS AND CUSTOMERS

Our target market consists primarily of small and midsize discrete manufacturers with annual revenues of up to $250 million that are engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Discrete manufacturers fabricate and assemble parts into a finished product as distinguished from process manufacturers, which combine raw materials to create finished products. Engineer-to-order manufacturing is a subset of make-to-order where the product is expressly designed and manufactured to meet a customer's unique requirements, often as a "one-time" item. Make-to-order manufacturing involves fabricating and assembling products that are either standardized or that meet a customer's unique specifications.
Assemble-to-order manufacturing involves assembling products that meet a customer's unique specifications from standard, or stock, sub-component parts. Make-to-stock refers to manufacturing in which standard products are fabricated, assembled and placed in finished goods inventory based on projected customer demand. Many manufacturing processes involve a combination of some or all of these production techniques.

Based on data published by Dun & Bradstreet Corporation, we believe that there are over 120,000 manufacturing operations in the United States and Canada that meet our target market parameters, and over 30,000 in the United Kingdom.

SALES AND MARKETING

We market our products and services in the United States, Canada and the United Kingdom. We have licensed Made2Manage for use at more than 1400 manufacturing sites, primarily in the United States. Currently, approximately 99% of our revenues are derived from customers in the United States. We use direct sales representatives, supported by regional managers and manufacturing applications consultants, and a network of Value Added Resellers ("VARs"). We have experienced in the past, and expect to experience in the future, a seasonal pattern in our sales, with the fourth quarter typically having the highest total sales and the first quarter having lower sales.

THE PRODUCT

Made2Manage Enterprise Edition ("Made2Manage"), our core product, is designed to meet the unique needs of small and midsize discrete manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. The product is a comprehensive enterprise application suite designed to be the only business software these manufacturers need to effectively manage their entire organizations. It includes applications in Enterprise Resource Planning ("ERP"), Customer Relationship Management ("CRM"), Supply Chain Management ("SCM") and Business Intelligence ("BI"), as well as Web-based applications including M2MVIP and M2MEXPERT. A brief description of each of these applications follows:

M2MERP.   Made2Manage's   Enterprise   Resource  Planning  solution  provides  a
comprehensive back-office system complete with all necessary process features including:

o Sales and Distribution: Provides the ability to track sales, quotes and order activity, to ship the order and to communicate with the customer regarding status of the order. Sales Order Processing manages the activities from the time the customer confirms the order, into production and through shipment, including acknowledging the order, receiving stock materials and handling multiple releases and partial shipments. The Rules-Based Product Configurator allows the sales person to guide customers through specific product choices to precisely meet their product needs while assuring that quotes meet profitability and production guidelines.
o Engineering: Designed to help engineers accomplish their tasks more efficiently and better coordinate with manufacturing and other parts of the organization. It includes Engineering Change Management ("ECM") which helps ensure that personnel follow proper change procedures during approval and implementation. It also provides information to help identify the impact that changes will have on the organization. Other features include a data interface to AutoCAD(R) 14 that prevents engineering from entering the same information twice, and a graphical Bill of Material ("BOM") creation and editing tool.
o Production Management: Facilitates the coordination, execution and monitoring of the manufacturing process. Job orders drive material and production requirements and track jobs through the production process. Job orders identify the part number, the bill of material, the routing, the status and the job packet (i.e., the set of instructions, diagrams and photographs required to manufacture the part). Actual material and labor costs are tracked to jobs during the production process, typically using bar coding technology.
o Quality Management: Provides capabilities that help manufacturers conform to the requirements of their customers. Through our relationship with Powerway, Inc., Made2Manage offers tools to help achieve and maintain ISO9000 and other quality standards compliance through document authoring, document management, and statistical process control software tools.
o Financial Management: Designed to be fully integrated with the other functions of the Made2Manage system. Up-to-date records of income, expenses and financial commitments flow through the product's extensive library of financial reports. Standard features include Accounts Receivable, Accounts Payable, Cash Flow Forecasting and Job Order Costing. The General Ledger integrates the monetary flow from all aspects of Made2Manage. "Drill-down" features, available throughout the product, finely detail many areas, such as cost attributes of work in process, inventory and product shipped.
o Human Resources: Includes payroll and personnel tracking that integrate Made2Manage with applications from leading providers ADP(R) and Best Software. The interface to ADP provides users who prefer to outsource payroll with an alternative that minimizes double data entry. For customers who prefer to manage their own payroll internally, Made2Manage offers Best Software's Abra(R) as well as their Human Resources applications.

M2MCRM.   Made2Manage's  Customer  Relationship  Management  solution  helps  to automate sales, marketing and customer service activities. It provides capabilities for tracking all aspects of the customer relationship, especially the selling process. CRM software tracks all contacts, proposals, quotations, interactions, and data associated with any customer.

M2MSCM. Made2Manage's Supply Chain Management solution streamlines the entire production process, connecting manufacturers with customers and suppliers. It includes Materials Requirements Planning ("MRP") for controlling inventory procurement and production job creation, as well as infinite and finite production scheduling. Our Advanced Planning and Scheduling capabilities, acquired with our subsidiary, Bridgeware, Inc., enable planners to consider both materials and capacity constraints at the same time as building their production plans. Demand planning does best fit curve analysis to provide useful demand forecasts. Execution level support is provided through functions that include cycle counting functionality, physical inventory capabilities and on-hand availability. Lot Control enables companies to track raw materials, sub-assemblies and final assemblies to their origins.

M2MBI. Made2Manage's Business Intelligence helps convert raw data into easy-to-understand and easy-to-use reports. The Executive Information System provides management with a tool to promote high level planning. Executives are able to obtain an overview of their entire business, with automatic data retrieval from sales, production and finance. Performance and exception results are generated in report or graphical format, and can be easily customized or exported to spreadsheets, word processors and other business tools. Data Refinery allows for the aggregation and analysis of company operating data. Made2Manage Explorer lets executives drill quickly down into any business document and see out of tolerance conditions within the facility.

M2MVIP. Launched in third quarter 2000, M2MVIP is a Web-based application service that offers small and midsize manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. We believe M2MVIP will assist the manufacturer in sustaining customer loyalty through improved service.

M2MEXPERT. The M2MEXPERT Web site provides Made2Manage customers with Internet resources, including virtual education courses, cyber consulting and support services 24 hours per day, seven days a week through the use of an online searchable information database for troubleshooting.

Made2Manage is an enterprise-wide, client/server software solution designed for use on PCs running Windows 2000, Windows NT Workstation, Windows 98 or Windows
95 over networks that utilize Windows 2000, Windows NT or Novell Netware servers. It is a native 32-bit application with an object-oriented structure developed using Microsoft's Visual Studio. The object-oriented, standards-based architecture shortens development cycles, reduces costs of product enhancements, opens the product for use with other applications, such as Microsoft Office, and provides a more efficient environment for customer support. Additionally, beginning in mid-2000, Made2Manage is available via the Internet through a hosted Application Service Provider option. This option is accessible through our M2MEXPRESS Web site.

Made2Manage is designed to enable users to do their jobs more effectively on a consistent basis. Made2Manage provides a set of applications specific to the demands of our target market. We believe these unique features include:

o Easy-to-use screens designed for employees, customers, sales channels and suppliers that are generalists, not specialists, in the use of computers;
o An emphasis on lower-cost, standard technology, specifically Microsoft technology, because our customers have limited Information Systems staff and resources; and
o Functionality that can be readily learned and can be effectively supported by the software provider.

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

Our development methodology incorporates comprehensive quality assurance procedures. A substantial component of our development budget is allocated to quality assurance. Our testing processes include component level tests, unit tests, posting tests, validation tests, regression tests, installation tests, CD tests and production tests. We maintain risk assessment documents throughout the development process to identify potential roadblocks to a timely and quality release early enough to allow corrective action. Criterion-based (as opposed to date-based) release guidelines help ensure consistent release quality.

Our product development expenditures were $6.4 million in 2000, $6.5 million in 1999, and $4.1 million in 1998. Development costs were expensed as incurred.

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

Time2Value Tools and Services

Time2Value tools and services are designed to help the manufacturer achieve a quick, successful implementation that brings the manufacturer value in the shortest amount of time. Time2Value tools and services include planning and implementation guides, computer-based training tools, procedure analyses and data conversion automation from legacy business systems.

Customer Support

We provide ongoing product support services under our support arrangements. Support services are typically purchased by customers for a one-year term at the time of entering into the sales agreement, and may be renewed for additional annual periods. Support services include telephone support, electronic support 24 hours a day, seven days a week through our online searchable information database and case management system, and periodic software updates. Over 90 percent of Made2Manage customers maintain an annual support arrangement.

Education Programs

We provide customers with a cost effective and convenient method to educate their employees by use of Virtual Classroom. Virtual Classroom offers hands-on instruction by demonstrating software functions in an interactive classroom environment over the Internet. Each course includes hands-on exercises using the software in the context of the user's typical workflow.

Additionally, traditional classroom education courses are offered for each of the major user roles present in a small and midsize manufacturing business. These courses are offered at our corporate offices, at regional locations and on-site at the customer's facility.

Beginning in 2001,virtual and classroom education courses are offered via Time2Learn, a subscription-based education program, which is accessible through the M2MEXPERT Web site.

COMPETITION

The business management applications software market is fragmented, intensely competitive and rapidly changing. We face competition from a large number of independent software vendors, including application software vendors, software tool vendors and relational database management system vendors. Several large technology companies have recently expanded into the business management systems market by acquiring established vendors in the market. Additionally, several software companies that have traditionally marketed business management systems to larger manufacturers have announced initiatives to market business management systems to small and midsize manufacturers. Compared to us, many of our existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger base of customers.

The technologies we use to develop Made2Manage are generally available and widely known, including technology developed by Microsoft. Made2Manage competes with other products principally on the basis that it is specifically designed for small and midsize manufacturers, is relatively easy to implement and use, and is supported by a well-developed system of service and support. In addition, we believe that advanced features for messaging and Internet access differentiate Made2Manage. We believe that Made2Manage compares favorably with the products offered by competitors, but there can be no assurance that we will continue to compete successfully against such products or that we will be able to compete successfully against future competitors.

INTELLECTUAL PROPERTY

We regard our software products as proprietary in that title to and ownership of the software we develop resides exclusively with Made2Manage Systems, Inc. We license our software via a Certificate of License, which grants the user a perpetual license to use the Made2Manage products. We rely largely upon our license agreements with customers, dealer agreements with suppliers, our own software protection tools, confidentiality agreements and employee agreements to maintain the trade secret aspects of our products. We seek to protect our programs, documentation and other written materials under copyright law.

We have a United States patent for software related to Materials Requirements Planning regeneration and patent applications pending for software included in Made2Manage related to a navigational interface and an e-commerce hosting approach for the enterprise. We have no other patents or pending patent applications.

We believe that we have all necessary rights to market our products, although there can be no assurance that third parties will not assert infringement claims in the future.

EMPLOYEES

As of December 31, 2000, we had 262 employees, consisting of 80 in sales and marketing, 64 in product development, 85 in services and 33 in administration. Each employee signs a confidentiality and nondisclosure agreement upon joining Made2Manage Systems, Inc. We believe our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Made2Manage Systems, Inc., and their ages as of December 31, 2000, are as follows:

Name                      Age    Position with Company
----                      ---    ---------------------
David B. Wortman........   49    Chairman of the Board, President and
                                 Chief Executive Officer
D. Kirk Loncar..........   54    Senior Vice President, Sales
Christopher D. Clapp....   41    Vice President and General Manager, C-com Group
Traci M. Dolan..........   43    Vice President, Finance and Administration,
                                 Chief Financial Officer
J. David Koch...........   47    Vice President, Marketing
Gary W. Rush............   43    Vice President, Chief Technology Officer
Joseph S. Swern.........   47    Vice President, Service and Support

DAVID B. WORTMAN joined Made2Manage Systems, Inc., in September 1993 as senior vice president. He has served as president and chief executive officer and a director since January 1994, and as chairman of the board since April 2000. Prior to joining the Company, Mr. Wortman held a succession of senior executive positions and served as a director of Pritsker Corporation, a computer software company he co-founded in 1973. Mr. Wortman is a director of Walker Information, Inc., and the Indiana Technology Partnership. He is a past president of the Indiana Information Technology Association and the Institute of Industrial Engineers. Mr. Wortman holds B.S. and M.S. degrees in industrial engineering from Purdue University.

D. KIRK LONCAR joined Made2Manage Systems, Inc., as senior vice president, sales in May 2000. Mr. Loncar is the former president and CEO of Sonigistix Corporation, a British Columbia, Canada firm that specializes in flat panel audio technology. He has held a number of senior positions in the computer and software industries including IBM with both U.S. and international assignments. He also built a European subsidiary for a U.S.-based software company, and later was responsible for the company's strategic development of the Asia-Pacific market. Mr. Loncar's undergraduate work was at Michigan State with graduate work at the University of Munich and Harvard.

CHRISTOPHER D. CLAPP joined Made2Manage Systems, Inc., as vice president, marketing in April 1996 and became vice president and general manager, C-com group in January 2000. From November 1993 to February 1996, Mr. Clapp was employed by Centillion Data Systems, Inc., serving as vice president and general manager of that company's communications division. From January 1989 to November 1993, Mr. Clapp was employed at Pritsker Corporation, holding various positions, including product manager and manager, sales operations, where he designed and implemented the worldwide marketing strategy for that company's manufacturing planning and scheduling software system. Mr. Clapp holds a B.S. degree in industrial engineering from Purdue University.

TRACI M. DOLAN joined Made2Manage Systems, Inc., as vice president, finance and administration and chief financial officer in March 2000. Ms. Dolan was previously vice president of finance and operations at Indianapolis-based Macmillan Publishing USA, one of the world's largest reference publishers. While at Macmillan, Ms. Dolan was involved with helping the book publisher expand its position into the Internet space, via an online content division. Her background also includes 12 years of public accounting experience at PricewaterhouseCoopers in Indianapolis. Ms. Dolan is a graduate of Indiana University with a B.S. degree in accounting.

J. DAVID KOCH joined Made2Manage Systems, Inc., as vice president, marketing in April 2000. Prior to joining Made2Manage Systems, Mr. Koch gained experience in software development as the director of product development with the Walt Disney Corporation. Before that, he was vice president for Saban Entertainment's Interactive Division and held other senior high tech positions in Hollywood, CA. His strengths include extensive experience in corporate branding and positioning. His advertising experience focuses on attracting prospects and lead generation. Mr. Koch is a Navy veteran and a graduate of University of Hawaii.

GARY W. RUSH joined Made2Manage Systems, Inc., as vice president, development in May 1994 and was named chief technology officer in June 2000. Mr. Rush was president of Micro Data Base Systems, Inc., a provider of relational and network database management software, prior to joining Made2Manage Systems. During his 14-year tenure at Micro Data Base Systems, Mr. Rush held various other positions, including chief operating officer, vice president of development, and vice president of consulting. Mr. Rush holds a B.S.E.E. and an M.S.M. with a focus on management information systems from Purdue University.

JOSEPH S. SWERN joined Made2Manage Systems, Inc., in September 1995 as vice president, service and support. Prior to joining Made2Manage Systems, Mr. Swern served as vice president of professional services at Symix Computer Systems, Inc., During his seven-year tenure at Symix, Mr. Swern also served as director of consulting services, manager of implementation consulting and senior implementation consultant. Preceding his employment with Symix. Mr. Swern spent ten years working in both discrete and process manufacturing, holding various management positions. He has a Certification in production and inventory management from the American Production and Inventory Control Society. Mr. Swern holds a B.S. degree in industrial management from Franklin University and an M.B.A. from Capital University.

Officers are elected by the Board of Directors at each annual meeting and serve at the pleasure of the Board of Directors.

DIRECTOR NOT STANDING FOR RE-ELECTION

John M. Dillon, age 51
President and Chief Executive Officer, salesforce.com
Member of the Compensation Committee and Audit Committee

Mr. Dillon was named president and chief executive officer of salesforce.com in September 1999. Salesforce.com is a provider of salesforce automation and customer relationship solutions over the Internet. Previously, Mr. Dillon served as interim president and CEO for Perfecto Technologies. Prior to Perfecto, Mr. Dillon was president and CEO of Hyperion, a leading provider of enterprise software for business reporting and analysis. Mr. Dillon has also been the past president of Arbor Software and has served in various sales management positions at Oracle Corporation. He holds an M.B.A. degree from Golden Gate University and a B.S. degree in engineering from the United States Naval Academy.

ITEM 2. PROPERTIES.

Our headquarters are located in Indianapolis, Indiana, where we lease space housing administrative, sales and marketing, customer service and product development  activities.  In  addition,  we lease  office  space  in San  Bruno,
California, Malvern, Pennsylvania and Haifa, Israel. We believe that our facilities are adequate for the present, but anticipate expanding our facilities, as necessary, in the future.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock is traded on The Nasdaq Stock Market(R) under the symbol MTMS. As of March 1, 2001, we had 54 shareholders of record and approximately 1,350 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings to finance future growth, and we do not anticipate paying any cash dividends in the foreseeable future.

The following table presents the high and low sales prices for our common stock as reported by The Nasdaq Stock Market.

                                                        High        Low
                                                        ----        ---
     Fiscal Year 2000
     ----------------
     First Quarter....................................$ 10.50    $  7.63
     Second Quarter...................................   8.88       5.38
     Third Quarter....................................   6.00       3.13
     Fourth Quarter...................................   3.50       1.66

     Fiscal Year 1999
     ----------------
     First Quarter....................................$ 14.75    $  7.50
     Second Quarter...................................  12.25       7.88
     Third Quarter....................................   8.50       6.06
     Fourth Quarter...................................  10.25       5.63

ITEM 6. Selected Financial Data.

                                                                   Year Ended December 31,
                                                    ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                    --------   --------    -------    ------     -------
                                                            (in thousands, except per share data)

Statement of Operations Data:
Total revenues....................................  $ 32,890   $ 31,062   $ 27,242   $ 16,167    $ 9,379
Operating income (loss) (3).......................    (4,607)    (3,157)       603      1,014        700
Income tax provision (benefit)....................    (1,433)    (1,040)     1,038        366     (1,028)(1)
Net income (loss) (3).............................    (2,547)    (1,539)       144        613      1,606
Per share amounts:
     Basic:
         Net income (loss) per share (3)..........     (0.54)     (0.33)      0.03       1.17       4.29
         Weighted average shares outstanding......     4,739      4,600      4,331        524        375
     Diluted:
         Net income (loss) per share (3)..........     (0.54)     (0.33)      0.03       0.25       0.73
         Weighted average shares outstanding......     4,739      4,600      5,025      2,440      2,200
Cash dividends declared per share.................       ---        ---        ---        ---        ---

                                                                       At December 31,
                                                    ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                    --------   --------    -------    ------     -------
                                                                       (in thousands)
Balance Sheet Data:
Cash and cash equivalents.........................  $ 11,336   $ 12,610   $ 15,496   $ 16,805(2) $ 1,139
Total assets......................................    31,745     31,624     33,894     25,560      6,666
Long-term obligations, less current portion.......       ---        ---        ---        ---        436
Total shareholders' equity........................    16,921     18,871     19,938     18,304      2,116

(1)  The income tax benefit for 1996  resulted from the reversal of a valuation  allowance  that had been established  to offset the future tax benefits of net operating  loss  carryforwards.  The valuation allowance was reversed during 1996 based on management's  analysis,  which considered our profitable operating results and future outlook because of the market acceptance of Made2Manage. As a result of this analysis,  management  determined it was more likely than not that the deferred income taxes at
     December  31, 1996,  would be realized.  For  subsequent  periods we have  provided for income taxes utilizing federal and state statutory income tax rates.

(2)  On December 19, 1997, we completed  our initial  public  offering of common  stock.  We received net proceeds of $15.5 million, of which $1.0 million was used to repay outstanding indebtedness.

(3)  See  "Management's  Discussion  and  Analysis of  Financial  Condition  and Results of  Operations -
     Acquired In-Process  Technology" for comparative pro forma results excluding the acquired in-process technology  charge  and  the  write-down  and  amortization  of  intangible  assets  related  to the acquisition of Bridgeware for the years ended December 31, 2000, 1999 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance, business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise application solutions for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, Made2Manage Enterprise Edition ("Made2Manage"), provides fully integrated solutions for all of the business processes used by manufacturers, from selling and design, through manufacturing and distribution. This comprehensive enterprise application suite includes applications in Enterprise Resource Planning ("ERP"), Customer Relationship Management ("CRM"), Supply Chain Management ("SCM") and
Business Intelligence ("BI"). It also incorporates Web-based applications including M2MVIP, which offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers, and M2MEXPERT, which provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting and virtual education courses.

During 1998, we acquired Bridgeware, Inc., a company that offers advance planning and scheduling software, for a combination of cash and common stock totaling $4.5 million.

Made2Manage is sold in the United States, Canada and the United Kingdom. In January 2000, we entered into a distributor relationship with 4Front Technologies, Inc., to sell, market and support our product in Europe. 4Front Technologies, Inc., was recently acquired by NCR Corporation. The impact of this acquisition on our European sales activity has not yet been determined. Currently, approximately 99% of our revenues are derived from customers in the United States.

Our revenues are derived from software licenses, services and hardware. Software revenues are generated from licensing software to new customers, and from current customers increasing the number of licensed users and licensing new applications. We recognize revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Services revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Services revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenue from these services as they are performed. Beginning in 2001,virtual and classroom education courses are offered via Time2Learn, a subscription-based education program, which is accessible through the M2MEXPERT Web site. Subscription revenues from M2MEXPRESS and M2MVIP are also reflected in services revenues and are recognized ratably over the subscription period. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

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

                                                                                         Percent
                                                                                    Increase (Decrease)
                                               Year Ended December 31,           ------------------------
                                          -------------------------------        2000 over      1999 over
                                          2000          1999         1998          1999           1998
                                          ----          ----         ----          ----           ----

Revenues:
     Software.........................     45.3%        44.2%        59.2%          8.5%          (14.8)%
     Services.........................     51.4         52.3         37.8           4.1            57.9
     Hardware.........................      3.3          3.5          3.0          (0.5)           30.5
                                          -----        -----        -----
         Total revenues...............    100.0        100.0        100.0           5.9            14.0
                                          -----        -----        -----

Costs of revenues:
     Software.........................      5.6          5.1          3.7          17.4            56.3
     Write-down and amortization of
         purchased technology.........      4.3          1.3          0.6         258.5           139.6
     Services.........................     25.8         28.2         20.7          (3.2)           55.2
     Hardware.........................      2.3          2.3          2.1           3.5            31.7
                                          -----        -----        -----
         Total costs of revenues......     38.0         36.9         27.1           9.1            55.5
                                          -----        -----        -----
         Gross profit.................     62.0         63.1         72.9           4.0            (1.4)
                                          -----        -----        -----
Operating expenses:
     Sales and marketing..............     40.4         37.5         36.2          14.0            18.2
     Product development..............     19.4         21.0         15.1          (2.5)           59.2
     General and administrative.......     13.5         13.9         12.1           3.0            30.5
     Write-down and amortization of
         goodwill.....................      2.7          0.8          0.4         257.7           140.8
     Acquired in-process technology...      ---          ---          6.9           ---          (100.0)
                                          -----        -----        -----
         Total operating expenses.....     76.0         73.2         70.7           9.8            18.1
                                          -----        -----        -----
Operating income (loss)...............    (14.0)       (10.1)         2.2         (45.9)         (623.5)
Other income, net.....................      1.9          1.8          2.1           8.5            (0.2)
                                          -----        -----        -----
Income (loss) before income taxes.....    (12.1)        (8.3)         4.3         (54.3)         (318.2)
Income tax provision (benefit)........     (4.4)        (3.3)         3.8         (37.8)         (200.2)
Net income (loss).....................     (7.7)%       (5.0)%        0.5%        (65.5)             NM
                                          =====        =====        =====

NM - Not Meaningful


COMPARISONS OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

REVENUES

Revenues are derived from software licenses, service and support fees and hardware sales. Total revenues increased by $1.8 million, or 5.9%, to $32.9 million in 2000 from $31.1 million in 1999. Total revenues increased by $3.8 million, or 14.0%, in 1999 from $27.2 million in 1998. The increase in 2000 was driven by increases in software and services revenues, while the increase in 1999 was primarily due to an increase in services revenues. We have not historically recognized significant annual revenues from any single customer.

Although revenues increased year over year in 2000 and 1999, we believe we were adversely affected by the industry-wide trend of delays in new business system purchases, as evidenced by the decrease in the number of new system orders year over year in 2000 and 1999. The slow-down, which began around the middle of 1999 and continued through the first half of 2000, was due in part to Year 2000 impacts on buying decisions. We also believe manufacturers were experiencing some confusion regarding e-commerce solutions, which further delayed buying decisions. See "Business Environment and Risk Factors - Year 2000 Market Dynamics" for a description of Year 2000 market dynamics and potential revenue impact.

Software Revenues. Software license revenues increased by $1.2 million, or 8.5%, to $14.9 million in 2000 from $13.7 million in 1999 and decreased by $2.4 million, or 14.8%, in 1999 from $16.1 million in 1998. Software license revenues constituted 45.3%, 44.2% and 59.2% of total revenues in 2000, 1999 and 1998, respectively. The increase in software revenues in 2000 was attributed to an increase in the average order size, which offset the decrease in the number of license transactions. The decrease in software revenues in 1999 compared to 1998 was mainly due to a lower volume of license transactions and, to a lesser extent, a decrease in the average contract size.

Services Revenues. Services revenues increased by $661,000, or 4.1%, to $16.9 million in 2000 from $16.2 million in 1999 and increased by $6.0 million, or 57.9%, in 1999 from $10.3 million in 1998. Services revenues constituted 51.4%, 52.3% and 37.8% of total revenues in 2000, 1999 and 1998, respectively. The increases in services revenues were largely due to support fees from an expanding user base. However, while other services revenues increased in 1999 due to greater utilization by customers of our expanded consulting, customization and education offerings, these revenues decreased in 2000 as a result of the decrease in the number of new system orders.

Hardware Revenues. Hardware revenues in 2000 were substantially flat compared to 1999 at $1.1 million and increased by $252,000, or 30.5%, in 1999 from $827,000 in 1998. Hardware revenues constituted 3.3%, 3.5% and 3.0% of total revenues in 2000, 1999 and 1998, respectively. The hardware equipment sold was bar-coding and data collection equipment necessary to utilize certain features of Made2Manage. Although the number of new system orders decreased, hardware revenues remained flat in 2000 and even increased in 1999 due to increased demand for this equipment as a result of continued expansion of the number of customers using our software.

Subscription Revenues. Subscription revenues from M2MEXPRESS, which was introduced mid-2000, totaled $44,000 for the year. There were no revenues from M2MVIP, which was launched in the third quarter 2000. However, more than 50 customers were signed up for M2MVIP services by the end of the year. Subscription revenues are included in services revenues in the consolidated statements of operations.

International Revenues. International revenues totaled $278,000 in 2000 for software, hardware and support and represented 0.8% of total revenues.

COSTS OF REVENUES

Costs of Software Revenues. Costs of software revenues totaled $1.9 million, $1.6 million and $1.0 million in 2000, 1999 and 1998, respectively, resulting in gross profits of 87.5%, 88.5% and 93.7% of software revenues, respectively. The decreases in gross profit percentages in 2000 and 1999 were due to a greater proportion of software revenues generated from third-party products.
Additionally, royalties associated with the upgrade of Made2Manage to the Microsoft SQL server database were introduced in the third quarter 2000 and are reflected in costs of software revenues.

Write-down and Amortization of Purchased Technology. In August 1998, we acquired Bridgeware, Inc., which gave rise to the purchased technology asset. During the third quarter 2000, we decided to accelerate development of an integrated multi-level planning suite that will largely replace the acquired technology. That decision resulted in an impairment of the purchased technology asset, which was written down to its net realizable value. The non-cash write-down and amortization of purchased technology in 2000 was $1.4 million as compared to amortization of $393,000 and $164,000 in 1999 and 1998, respectively. See "Operating Expenses - Acquired In-Process Technology" for comparative pro forma results of operations excluding the acquired in-process technology charge and the write-down and amortization of intangible assets related to the acquisition of Bridgeware.

Costs of Services Revenues. Costs of services revenues totaled $8.5 million, $8.8 million and $5.6 million in 2000, 1999 and 1998, respectively, resulting in gross profits of 49.8%, 46.1% and 45.2% of services revenues, respectively. The gross profit percentages continue to increase as services and support revenues increase with our expanding customer base. At the same time, staffing levels, which were increased in 1999 to accommodate the growing customer base, remained relatively flat in 2000 due to operating efficiencies.

Costs of Hardware Revenues. Costs of hardware revenues totaled $761,000, $735,000 and $558,000 in 2000, 1999 and 1998, respectively. Gross profits from hardware were 29.1%, 31.9% and 32.5% of hardware revenues in 2000, 1999 and 1998, respectively.

OPERATING EXPENSES

Sales and Marketing Expenses. Sales and marketing expenses were $13.3 million, $11.7 million and $9.9 million in 2000, 1999 and 1998, respectively, representing 40.4%, 37.5% and 36.2% of total revenues, respectively. The increases in sales and marketing expenses in 1999 and 2000 were primarily due to increased (i) staffing for sales and marketing, (ii) marketing activities, including promotional activities, (iii) travel expenses related to sales and marketing efforts, (iv) costs associated with starting up the international sales effort and (v) costs associated with marketing M2MEXPRESS and M2MVIP with substantially no offsetting revenues.

Product Development Expenses. Product development expenses were $6.4 million, $6.5 million and $4.1 million in 2000, 1999 and 1998, respectively, representing 19.4%, 21.0% and 15.1% of total revenues, respectively. We did not capitalize any software development costs during these years, since the capitalizable portion was not significant. Product development expense increases in 1999 were related to (i) enhancements to existing products and development of new products to meet the evolving needs of our customers, (ii) an expanded quality assurance organization to increase customer satisfaction and (iii) the full year impact of the Bridgeware development workforce, which was acquired in August 1998. In 2000, we were able to continue progress in the aforementioned areas while at the same time containing costs.

General and Administrative Expenses. General and administrative expenses were $4.5 million, $4.3 million and $3.3 million in 2000, 1999 and 1998, respectively, representing 13.5%, 13.9% and 12.1% of total revenues, respectively. The increase in expenses in 1999 resulted primarily from additional costs incurred to support the growth of operations. This enhanced infrastructure was also adequate to support the level of growth in 2000, resulting in moderate expense increases in 2000.

Write-down and Amortization of Goodwill. In August 1998, we recorded purchased technology and related goodwill associated with the acquisition of our Bridgeware subsidiary. During the third quarter 2000, we decided to accelerate development of an integrated multi-level planning suite that will largely replace the acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill, which were written down to their net realizable value. The non-cash write-down and amortization of goodwill in 2000 was $887,000 as compared to amortization of $248,000 and $103,000 in 1999 and 1998, respectively. See "Operating Expenses - Acquired In-Process Technology" for comparative pro forma results of operations excluding the acquired in-process technology charge and the write-down and amortization of intangible assets related to the acquisition of Bridgeware.

Acquired In-Process Technology. This charge of $1.9 million in 1998 was a result of the amounts assigned to in-process technology in connection with the acquisition of Bridgeware.

On a pro forma basis, exclusive of the Bridgeware acquisition charge for in-process technology and write-down and amortization of intangible assets, results of operations would be comparatively reported as follows.

Results excluding the acquired in-process technology charge and the write-down and amortization of intangible assets related to the Bridgeware acquisition (1):

                                                     Year Ended December 31,
                                                     -----------------------
                                                    2000             1999           1998
                                                    ----             ----           ----
                                              (in thousands, except per share data)

Total revenues...................................$  32,890       $  31,062       $  27,242
Operating income (loss)..........................   (2,259)         (2,464)          2,782
Net income (loss)................................     (740)         (1,011)          2,255
Per share amounts:
    Basic:
       Net income (loss) per share...............$   (0.16)      $   (0.22)      $    0.52
                                                 =========       =========       =========
       Average number of shares..................    4,739           4,600           4,331
                                                 =========       =========       =========
    Diluted:
    Net income (loss) per share..................$   (0.16)      $   (0.22)     $     0.45
                                                 =========       =========       =========
    Average number of shares.....................    4,739           4,600           5,025
                                                 =========       =========       =========

(1) Intangible assets include purchased technology, assembled workforce and goodwill recorded in connection with the Bridgeware acquisition.

OTHER INCOME, NET

Other income,  net was $627,000,  $578,000 and $579,000 in 2000,  1999 and 1998,
respectively, representing 1.9%, 1.8% and 2.1% of total revenues, respectively. Other income, net principally reflects interest earned on the remaining proceeds of our initial public offering, which was completed in December 1997.

INCOME TAX PROVISION (BENEFIT)

The income tax provision (benefit) effective rate was (36.0%), (40.3%) and 87.8% in 2000, 1999 and 1998, respectively. Excluding the write-down and amortization of goodwill and the acquired in-process technology charge, the income tax provision (benefit) effective rate was (46.3%), (44.6%) and 32.7% in 2000, 1999 and 1998, respectively. The write-down and amortization of goodwill and the acquired in-process technology charge are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through equity capital, including the initial public offering of common stock in December 1997, debt and cash generated from operations. As of December 31, 2000, we had $12.0 million of cash, cash equivalents and marketable securities.

The net change in cash, cash equivalents and marketable securities was a reduction of $2.5 million, $2.2 million and $159,000 in 2000, 1999 and 1998, respectively. Purchases of computer equipment and office furniture aggregated $1.8 million, $2.8 million and $2.5 million in 2000, 1999 and 1998, respectively. Additionally, in 1998, we generated $5.6 million of cash flows from operations and used $3.5 million in connection with the acquisition of our Bridgeware subsidiary.

At December 31, 2000, we had working capital of $10.7 million. Accounts receivable, net of allowance for doubtful accounts, were $11.5 million and $7.4 million at December 31, 2000 and 1999, respectively. The average accounts receivable days outstanding was 108 days at December 31, 2000, and 93 days as of December 31, 1999. The increase in the average accounts receivable days outstanding was primarily driven by increases in average order size, support renewals and deferred revenues. Deferred revenue increased to $10.9 million at December 31, 2000, from $9.4 million at December 31, 1999. Deferred revenue principally relates to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months. Deferred revenue increased primarily as a result of high support renewal rates from the installed base of customers and from sales of new systems that contain support and service components, which are recognized on a straight-line basis over the support period or when the service is delivered.

We have a revolving credit agreement with a commercial bank that expires on April 30, 2001, borrowings under which bear interest at the prime rate (9.50% at December 31, 2000). Loans under the revolving credit agreement are limited to $2 million. We have not borrowed under the revolving line of credit.

We believe that cash and cash equivalents, cash flow from operations and credit commitments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least through 2001.

YEAR 2000

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, we adopted the provisions of SAB 101 and the resulting impact was immaterial to our consolidated financial position, results of operations or cash flows.

BUSINESS ENVIRONMENT AND RISK FACTORS

In addition to other information contained in this report, the following factors could affect our actual results and could cause such results to differ materially from those achieved in the past or expressed in our forward-looking statements.

Fluctuations of Quarterly Operating Results; Seasonality

We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. A substantial portion of our software license revenues in each quarter is from licenses signed and product shipped in that quarter, and such revenues historically have been recorded largely in the third month of the quarter, with a concentration of revenues mostly in the last week of that third month. Accordingly, our quarterly results of operations are difficult to predict, and delays in closings of sales near the end of a quarter or product delivery could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. In addition, we have experienced a seasonal pattern in our operating results, with the fourth quarter typically having the highest total revenues and operating income and the first quarter having historically reported lower revenues and operating income compared to the fourth quarter of the preceding year.

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

Year 2000 Market Dynamics

We believe the Year 2000 phenomenon reduced demand for enterprise business systems in 1999 and 2000. We believe that in 1999 certain customers and potential customers were engaged in testing and correcting Year 2000 system problems, and such customers may have chosen to defer system investments during 1999, negatively impacting our revenues. Additionally, each customer's evaluation of its Year 2000 compliance with other internal systems potentially lengthened the sales cycle. In contrast, 1998 sales may have been increased due to customers' need to address their business system requirements in conjunction with Year 2000 system issues.

Product and Market Concentration

Our revenues are currently derived from licenses of Made2Manage, including optional modules and third-party software, and related support, services and hardware. In the near term, Made2Manage and related services are expected to continue to account for substantially all of our revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, incompatibility with third-party hardware or software products, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in which Made2Manage operates, could have a material adverse effect on our business, financial condition and results of operations.

Our business depends substantially upon the software expenditures of small and midsize manufacturers, which in part depend upon the demand for such manufacturers' products. An economic slow-down or other adverse event affecting manufacturing industries in the United States could impact such demand, causing manufacturers in our target market to curtail or postpone capital expenditures for business information systems. Any adverse change in the amount or timing of software expenditures by our target customers could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Third-party Technologies

Made2Manage uses a variety of third-party technologies, including operating systems, tools and other applications developed and supported by Microsoft Corporation ("Microsoft"). There can be no assurance that Microsoft will continue to support the operating systems, tools and other applications utilized by Made2Manage or that they will continue to be widely accepted in our target market. Made2Manage relies heavily on Microsoft Visual Studio and Microsoft SQL Server, and there can be no assurance that Microsoft will not discontinue or otherwise fail to support Visual Studio or SQL Server or any of its components. In addition, we use a number of other programming tools and applications, including ActiveX, OLE, ODBC, OLEDB, MSMQ, Site Server and Internet Information Server.

We sublicense various third-party products, including Microsoft Visual FoxPro, Microsoft SQL Server, Microsoft Project, products from Powerway, Best Software, ADS Inc., Interact Commerce and FRx, and bar code hardware and software. There can be no assurance that these third-party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Internet and Potential for Subscription Revenue Business Model

We believe the Internet is changing the way businesses operate and therefore the software needs of customers. We believe customers will increasingly require e-business applications and software solutions that will enable them to engage in commerce or service over the Internet. If we are unable to respond to emerging industry standards and technological changes, we may not be able to deliver products and services that meet our customers' changing needs. If we are not successful in addressing these changing needs, our products may become obsolete and our financial results may be materially and adversely impacted.

Furthermore, advances in Internet and e-commerce applications may lead the enterprise business system market to rapid acceptance of Application Service Provider ("ASP"), a hosted method of delivering business system solutions. The ASP method of delivery uses a subscription revenue model, and although subscriptions could improve predictability of future revenue, it delays revenue recognition and cash collections as compared to the current method. Therefore, if there is a rapid change to the ASP business model, our near term financial results and financial position may be materially and adversely impacted.

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

Management of Growth; International Expansion

We have experienced growth in our domestic business and operations. While we have managed this growth to date, there can be no assurance that we will be able to effectively do so in the future. Our ability to manage growth successfully is contingent on a number of factors including our ability to implement and improve operational, financial and management information systems and to motivate and effectively manage employees.

We have begun to distribute Made2Manage in international markets, primarily the United Kingdom. We have no significant experience in international markets, and there can be no assurance that such expansion can be successfully accomplished or that Made2Manage will be successfully adapted or accepted in the international markets. Additionally, we rely extensively on our distributor in the United Kingdom, 4Front Technologies, Inc., to sell and service the United Kingdom market place. 4Front Technologies, Inc., was recently acquired by NCR Corporation. The impact of this acquisition has not yet been determined. If 4Front Technologies, Inc., is unable or unsuccessful in promoting, selling and servicing Made2Manage, our financial condition and results of operations could be materially and adversely affected. At present, our international plans include only Canada and the United Kingdom.

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

Competition

The business management applications software market is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management system vendors. A number of companies offer products that are directed at the market for business management systems. The technologies we use to develop Made2Manage are generally available and widely known and include technologies developed by Microsoft. There can be no assurance that competitors will not develop products based on the same technology upon which Made2Manage is based.

Our competitors include a large number of international, national and regional software and system vendors, many of which are public companies. Several large technology companies have recently expanded into the business management systems market by acquiring established vendors in the market. Additionally, several software companies that have traditionally marketed business management systems to larger manufacturers have announced initiatives to market business management systems to small and midsize manufacturers. Compared to us, many of the existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger installed base of customers. There can be no assurance that such competitors will not offer or develop products that are superior to Made2Manage or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for Made2Manage, our business, financial condition and results of operation would be adversely affected.

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

Additionally, we rely extensively on our distributor in the United Kingdom, 4Front Technologies, Inc., to sell and service the United Kingdom market place. 4Front Technologies, Inc., was recently acquired by NCR Corporation. The impact of this acquisition has not yet been determined. If 4Front Technologies, Inc., is unable or unsuccessful in promoting, selling and servicing Made2Manage, our financial condition and results of operations could be materially and adversely affected.

Product Liability and Lack of Insurance

We market, sell and support software products used by manufacturers to manage their business operations and to store substantially all of their operational data. Software programs as complex as those we offer may contain undetected errors, despite testing, which are discovered only after the product has been installed and used by customers. There can be no assurance that errors will not be found in existing or future releases of our software or that any such errors will not impair the market acceptance of these products. A customer could be required to cease operations temporarily and some or all of its key operational data could be lost or damaged if its information systems fail as the result of human error, mechanical difficulties or quality problems in Made2Manage or third-party technologies utilized by Made2Manage. We have insurance covering product liability or damages arising from negligent acts, errors, mistakes or omissions; however there can be no assurance that this insurance will be adequate. A claim against us, if successful and of a sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Proprietary Rights; Risk of Infringement

We rely primarily on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. There can be no assurance that these protections will be adequate or that competitors will not independently develop products incorporating technology that is substantially equivalent or superior to our technology. We have a United States patent for software related to Materials Requirements Planning regeneration and patent applications pending for software included in Made2Manage related to a navigational interface and an e-commerce hosting approach for the enterprise. However, we have no other patents or patent applications pending, and existing copyright laws afford only limited protection. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially and adversely affected.

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

Substantial Control by Single Shareholder

As of March 1, 2001, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 20.3% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

Effect of Antitakeover Provisions

Our Amended and Restated Articles of Incorporation (the "Articles") authorize the Board of Directors to issue, without shareholder approval, up to two million shares of preferred stock with such rights and preferences as the Board of Directors may determine in its sole discretion. The Made2Manage Systems, Inc., Stock Option Plan (the "Option Plan") provides that, unless the Board of Directors or a committee of the Board of Directors decides to the contrary, all outstanding options vest and become immediately exercisable upon a merger or similar transaction. In addition, certain provisions of Indiana law could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control. Further, certain provisions of Indiana law impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The foregoing provisions could discourage an attempt by a third party to acquire a controlling interest without the approval of management even if such third party were willing to purchase shares of common stock at a premium over its then market price.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of March 1, 2001, we had 4,812,112 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of March 1, 2001, there were 2,188,725 options outstanding to purchase shares of common stock at a weighted average price of $6.15 per share under the Company's stock option plans, of which options to purchase 1,014,400 shares of common stock were then vested and exercisable. At March 1, 2001, we had reserved 171,659 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of March 1, 2001, 49,030 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc., Stock Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We transact limited business in various foreign currencies, primarily in the British pound sterling and Canadian dollar. We do not have any significant receivables or obligations denominated in foreign currencies. We do not have any foreign currency swaps or derivatives, and we are not currently subject to material foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                           Page
                                                                           ----

Report of Independent Accountants.......................................     23

Consolidated Balance Sheets as of December 31, 2000 and 1999............     24

Consolidated Statements of Operations for the Years
Ended December 31, 2000, 1999 and 1998..................................     25

Consolidated Statements of Changes in Shareholders' Equity for
the Years Ended December 31, 2000, 1999 and 1998........................     26

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998........................................     27

Notes to Consolidated Financial Statements..............................     28

                        Report of Independent Accountants


The Board of Directors and Shareholders
Made2Manage Systems, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Made2Manage Systems, Inc., and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page 37 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             /s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 19, 2001

                                       MADE2MANAGE SYSTEMS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)

                                                                                       December 31,
                                                                                     ----------------
                                                                                     2000        1999
                                                                                     ----        ----
                                                 ASSETS
Current assets:
    Cash and cash equivalents...................................................  $  11,336  $  12,610
    Marketable securities.......................................................        615      1,800
    Trade accounts receivable, net of allowance for doubtful accounts of
       $450 and $564 in 2000 and 1999, respectively.............................     11,532      7,376
    Prepaid expenses and other..................................................      1,267      1,074
    Income taxes refundable.....................................................         47        849
    Deferred income taxes.......................................................        215        737
                                                                                  ---------  ---------
       Total current assets.....................................................     25,012     24,446

Property and equipment, net.....................................................      4,679      4,795
Purchased technology and goodwill, net..........................................         --      2,296
Deferred income taxes...........................................................      2,054         87
                                                                                  ---------  ---------
       Total assets.............................................................  $  31,745  $  31,624
                                                                                  =========  =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................................  $   1,197  $   1,331
    Accrued liabilities.........................................................      1,249        895
    Accrued compensation and related expenses...................................      1,492      1,122
    Deferred revenue............................................................     10,342      8,986
                                                                                  ---------  ---------
       Total current liabilities................................................     14,280     12,334

Deferred revenue................................................................        544        419
                                                                                  ---------  ---------
       Total liabilities........................................................     14,824     12,753
                                                                                  ---------  ---------

Commitments (Note 8)

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized,
       no shares issued and outstanding in 2000 and 1999........................        ---        ---
    Common stock, no par value; 10,000,000 shares authorized, 4,758,112 and
       4,652,168 shares issued and outstanding in 2000 and 1999, respectively...     22,486     21,889
    Accumulated deficit.........................................................     (5,565)    (3,018)
                                                                                  ---------  ---------
       Total shareholders' equity...............................................     16,921     18,871
                                                                                  ---------  ---------
       Total liabilities and shareholders' equity...............................  $  31,745  $  31,624
                                                                                  =========  =========

        The accompanying Notes are an integral part of these consolidated financial statements.


                                       MADE2MANAGE SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share data)

                                                                           Year Ended December 31,
                                                                            2000           1999           1998
                                                                           -----           ----           ----
Revenues:
    Software......................................................     $  14,918      $  13,746      $  16,130
    Services......................................................        16,898         16,237         10,285
    Hardware......................................................         1,074          1,079            827
                                                                       ---------      ---------      ---------
       Total revenues.............................................        32,890         31,062         27,242
                                                                       ---------      ---------      ---------

Costs of revenues:
    Software......................................................         1,858          1,583          1,013
    Write-down and amortization of purchased technology...........         1,409            393            164
    Services......................................................         8,478          8,756          5,641
    Hardware......................................................           761            735            558
                                                                       ---------      ---------      ---------
       Total costs of revenues....................................        12,506         11,467          7,376
                                                                       ---------      ---------      ---------

       Gross profit...............................................        20,384         19,595         19,866
                                                                       ---------      ---------      ---------

Operating expenses:
    Sales and marketing...........................................        13,282         11,651          9,855
    Product development...........................................         6,372          6,533          4,104
    General and administrative....................................         4,450          4,320          3,311
    Write-down and amortization of goodwill.......................           887            248            103
    Acquired in-process technology................................           ---            ---          1,890
                                                                       ---------      ---------      ---------
       Total operating expenses...................................        24,991         22,752         19,263
                                                                       ---------      ---------      ---------

Operating income (loss)...........................................        (4,607)        (3,157)           603

Other income, net.................................................           627            578            579
                                                                       ---------      ---------      ---------

Income (loss) before income taxes.................................        (3,980)        (2,579)         1,182

Income tax provision (benefit)....................................        (1,433)        (1,040)         1,038
                                                                       ----------     ---------      ---------

Net income (loss).................................................     $  (2,547)      $ (1,539)      $    144
                                                                       =========      =========      =========

Per share amounts:
    Basic:
       Net income (loss) per share................................     $   (0.54)     $   (0.33)     $    0.03
                                                                       =========      =========      =========
       Weighted average shares outstanding........................         4,739          4,600          4,331
                                                                       =========      =========      =========
    Diluted:
       Net income (loss) per share................................     $   (0.54)     $   (0.33)     $    0.03
                                                                       =========      =========      =========
       Weighted average shares outstanding........................         4,739          4,600          5,025
                                                                       =========      =========      =========

        The accompanying Notes are an integral part of these consolidated financial statements.

                                              MADE2MANAGE SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (in thousands, except share data)


                                                               Common Stock
                                                               ------------                              Total
                                                        Number                         Accumulated    Shareholders'
                                                      of Shares           Amount         Deficit         Equity
                                                      ---------           ------         -------         ------

Balances, December 31, 1997.........................  4,214,803        $  19,927       $ (1,623)        $ 18,304
    Issuance of common stock for
       Bridgeware, Inc., Acquisition.................    91,135              997            ---              997
    Exercise of stock options .......................   210,587              219            ---              219
    Tax benefits of stock option exercises...........       ---              211            ---              211
    Issuance of common stock under
       Stock Purchase Plan...........................     6,753               63            ---               63
    Net income.......................................       ---              ---            144              144
                                                      ---------        ---------       --------         --------

Balances, December 31, 1998.......................... 4,523,278           21,417         (1,479)          19,938
    Exercise of stock options........................   106,711              177            ---              177
    Tax benefits of stock option exercises...........       ---              121            ---              121
    Issuance of common stock under
       Stock Purchase Plan...........................    22,179              174            ---              174
    Net loss.........................................       ---              ---         (1,539)          (1,539)
                                                      ---------        ---------       --------         --------

Balances, December 31, 1999.......................... 4,652,168           21,889         (3,018)          18,871
    Exercise of stock options........................    85,846              464            ---              464
    Tax benefits of stock option exercises...........       ---               28            ---               28
    Issuance of common stock under
       Stock Purchase Plan...........................    20,098              105            ---              105
    Net loss.........................................       ---              ---         (2,547)          (2,547)
                                                      ---------        ---------       --------         --------

Balances, December 31, 2000.........................  4,758,112        $  22,486       $ (5,565)        $ 16,921
                                                      =========        =========       ========         ========


               The accompanying Notes are an integral part of these consolidated financial statements.

                                                  MADE2MANAGE SYSTEMS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands, except share amounts)


                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                              2000      1999       1998
                                                                              ----      ----       ----
Operating activities:
     Net income (loss) ..................................................  $ (2,547)  $ (1,539) $     144
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Acquired in-process technology..................................       ---        ---      1,890
         Depreciation of property and equipment..........................     1,880      1,564      1,012
         Write-down and amortization of purchased
           technology & goodwill.........................................     2,296        641        267
         Provision for doubtful accounts.................................       836        649        650
         Tax benefits of stock option exercises..........................        28        121        211
         Changes in assets and liabilities:
              Trade accounts receivable..................................    (4,992)     1,088     (3,731)
              Prepaid expenses and other.................................       609       (793)      (292)
              Deferred income taxes......................................    (1,445)      (790)         7
              Accounts payable and accrued liabilities...................       220       (175)       931
              Accrued compensation and related expenses..................       370     (1,134)     1,066
              Deferred revenue...........................................     1,481        623      3,453
                                                                           --------   --------  ---------
         Net cash provided by (used in) operating activities.............    (1,264)       255      5,608
                                                                           --------   --------  ---------

Investing activities:
     Acquisition of Bridgeware, Inc., net of cash acquired...............       ---        ---     (3,451)
     Purchases of property and equipment.................................    (1,764)    (2,842)    (2,487)
     Purchases of marketable securities..................................   (12,216)    (9,900)    (5,580)
     Sales of marketable securities......................................    13,401      9,250      4,430
                                                                           --------   --------  ---------
         Net cash used in investing activities...........................      (579)    (3,492)    (7,088)
                                                                           --------   --------  ---------

Financing activities:
     Proceeds from issuance of common stock, net of issuance costs.......       105        174         63
     Proceeds from exercise of stock options.............................       464        177        219
     Payments on long-term obligations...................................       ---         --       (111)
                                                                           --------   --------  ---------
         Net cash provided by financing activities.......................       569        351        171
                                                                           --------   --------  ---------

Change in cash and cash equivalents......................................    (1,274)    (2,886)    (1,309)
Cash and cash equivalents, beginning of period...........................    12,610     15,496     16,805
                                                                           --------   --------  ---------
Cash and cash equivalents, end of period.................................  $  11,336  $ 12,610  $  15,496
                                                                           =========  ========  =========

Supplemental disclosures:
     Cash paid for:
         Interest........................................................  $     ---  $    ---  $       4
         Income taxes....................................................        ---     1,038        403
     Noncash investing and financing:
         Issuance of 91,135 shares of common stock for Bridgeware, Inc.,
              acquisition ...............................................        ---       ---        997

          The accompanying Notes are an integral part of these consolidated financial statements.

                            MADE2MANAGE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Made2Manage Systems, Inc. (the "Company"), an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise application solutions for small and midsize manufacturers located primarily in the United States. The Company is dependent upon its principal product, Made2Manage Enterprise Edition ("Made2Manage"), which provides fully integrated solutions for all of the business processes used by manufacturers, from selling and design, through manufacturing and distribution. This comprehensive enterprise application suite includes applications in Enterprise Resource Planning ("ERP"), Customer Relationship Management ("CRM"), Supply Chain Management ("SCM") and Business Intelligence ("BI"). It also incorporates Web-based applications including M2MVIP, which offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers, and M2MEXPERT, which provides Made2Manage customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting and virtual education courses.

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

Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

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

Property and Equipment

Property and equipment are stated at cost. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful life. All other assets are depreciated using the straight-line method over their estimated useful lives which range from two to ten years. Repairs and maintenance costs are expensed as incurred.

Computer Software Development Costs

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred prior to establishing the technological feasibility of computer software products and enhancements to such products are expensed as incurred. Software development costs incurred by the Company following technological feasibility, defined by the Company as the existence of a working model of the product, and prior to the time the product is available for general release to customers, have not been material and, therefore, have not been capitalized in 2000, 1999 or 1998.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue from the sale of its software and hardware upon receipt of an executed sales agreement and shipment to the customer, provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably certain.

Services revenues include support, education and consulting services. The Company provides software support and product upgrades to its customers through separately priced agreements. These support revenues are recognized on a straight-line basis over the term of the agreement. Revenues from technical training and consulting services are recognized as provided to customers.

Subscription revenues include M2MEXPRESS and M2MVIP and are reflected in services revenues in the consolidated statements of operations. The M2MEXPRESS Web site is designed to provide small and midsize manufacturing companies access to Made2Manage via the Internet through a hosted Application Service Provider option. The M2MVIP Web site offers small and midsize manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. Subscription revenues from these Web sites are recognized ratably over the subscription period.

Net Income (Loss) Per Share

Earnings per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method) as prescribed by SFAS No. 128. Common equivalent shares are included in the diluted earnings per share calculation when dilutive. Under the treasury stock method, the assumed proceeds from the exercise of stock options and warrants are applied solely to the repurchase of common stock.

Stock-based Compensation

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, and follows disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-based Compensation." The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, we adopted the provisions of SAB 101 and the resulting impact was immaterial to the Company's consolidated financial position, results of operations or cash flows.

2.   ACQUISITION

On August 3, 1998, the Company acquired all of the outstanding capital stock of Bridgeware, Inc., a privately held software company that develops, markets and supports Advanced Planning and Scheduling software and related services throughout North America, South America and Europe. The transaction was consummated for approximately $3.5 million in cash and 91,135 shares of the Company's common stock with a market value of $997,000 at the date of acquisition.

The acquisition was accounted for using the purchase method. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Amounts allocated to acquired in-process technology were expensed at the time of acquisition. The consolidated statements of operations reflect the results of operations of the purchased company since the effective date of the acquisition. Pro forma statements are not shown as they would not differ materially from reported results.

To determine the fair value of the acquired in-process technology, the Company considered three traditional approaches of value: the cost approach, the market approach and the income approach. The Company relied primarily on the income approach, whereby fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses and charges for the use of the contributory assets. The future net revenue stream is discounted to present value based upon the specified level of risk associated with achieving the forecasted asset earnings. The resulting value is further reduced to reflect the percentage of completion of development as of the date of acquisition. The income approach focuses on the income production capability of the acquired assets and best represents the present value of the future economic benefits expected to be derived from these assets.

The Company determined that the acquired in-process technologies had not reached technological feasibility based on the status of design and development activities that required future refinement and testing. The development activities required to complete the acquired in-process technologies included additional coding, quality assurance procedures and customer beta testing. Based on appraisal amounts, the Company recorded a charge for acquired in-process technology of $1.9 million in 1998.

The Company also acquired $785,000 in net tangible assets and assumed liabilities of $844,000. The allocation of the remaining purchase price resulted in an excess of the purchase price over the fair values of the net assets acquired of approximately $3.6 million and a related deferred tax liability of $862,000. These intangible assets relate to purchased technology, assembled workforce and goodwill, all of which were being amortized on a straight-line basis over useful lives of five or seven years.

During the third quarter 2000, the Company decided to accelerate development of an integrated multi-level planning suite that will largely replace certain acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill. The impaired assets were written down to their net realizable value, which resulted in a non-cash, pre-tax charge of $2.0 million. The after-tax effect of the charge was $1.5 million.

The balances of the intangible assets are as follows (in thousands):

                                                                                 December 31,
                                                                                 ------------
                                                                               2000        1999
                                                                               ----        ----
  Purchased technology...................................................   $   1,967   $   1,967
  Less write-down and accumulated amortization...........................       1,967         557
                                                                            ---------   ---------
                                                                            $     ---   $   1,410
                                                                            =========   =========

  Goodwill ..............................................................   $   1,237   $   1,237
  Less write-down and accumulated amortization...........................       1,237         351
                                                                            ---------   ---------
                                                                            $     ---   $     886
                                                                            =========   =========

  Assembled workforce (included in prepaid expenses and other)...........   $     364   $     364
  Less accumulated amortization..........................................         126          74
                                                                            ---------   ---------
                                                                            $     238   $     290
                                                                            =========   =========

3.   CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities are summarized as follows (in thousands):

                                                                                 December 31,
                                                                                 ------------
                                                                               2000        1999
                                                                               ----        ----
  Cash and cash equivalents:
    Cash.................................................................   $   2,798   $   1,484
    U.S Treasury Securities and obligations of U.S. government
        agencies.........................................................          65         494
    Municipal debt securities............................................       2,000       6,800
    Corporate debt securities............................................       6,467       3,800
    Other................................................................           6          32
                                                                            ---------   ---------
                                                                             $ 11,336   $  12,610
                                                                            =========   =========
  Marketable securities:
    Corporate debt securities............................................   $     615   $   1,800
                                                                            =========   =========

4.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

                                                                                 December 31,
                                                                                 ------------
                                                                               2000        1999
                                                                               ----        ----
         Software and computer equipment................................    $   6,853   $   5,283
         Furniture and equipment........................................        1,916       1,853
         Leasehold improvements.........................................          837         739
                                                                            ---------   ---------
                                                                                9,606       7,875
         Less accumulated depreciation and amortization.................        4,927       3,080
                                                                            ---------   ---------
                                                                            $   4,679   $   4,795
                                                                            =========   =========

The estimated lives for property and equipment are as follows:  software and computer  equipment -
two to five years;  furniture and equipment - seven to ten years; and leasehold improvements - the life of the lease,  none of which have a remaining  life of greater than five years.  Depreciation expense was $1,180,000 in 2000, $1,564,000 in 1999 and $1,012,000 in 1998.


5.   LINE OF CREDIT AGREEMENT

The Company has a $2,000,000 working capital facility with a bank, under which no amounts were outstanding at December 31, 2000 and 1999. This line of credit expires April 30, 2001. Interest is at the prime rate (9.50% at December 31, 2000).

6.   SHAREHOLDERS' EQUITY

Preferred Stock

Authorized preferred stock is issuable in series under such terms and conditions as the Board of Directors may determine. None have been issued to date.

Common Stock Options

The Company's 1999 Stock Option Plan was adopted in April 1999, amended in April 2000, and authorizes the granting of incentive and non-qualified stock options. No additional options will be granted under the Company's previous Stock Option Plan, which was originally adopted in 1990. Initially 200,000 shares were reserved for issuance under the 1999 Stock Option Plan with automatic increases on January 1 of each year equal to 7% of the Base Shares. The Base Shares are equal to the sum of (i) the number of shares of the Company's Common Stock outstanding on the last day of the preceding fiscal year and (ii) the number of shares of Common Stock reserved for issuance upon the exercise of options outstanding on the last day of the preceding fiscal year. The exercise price of the options must not be less than the fair market value of the common stock for options. Options granted under the Option Plan generally vest over four years, with 25% exercisable one year from date of grant and the remaining 75% at the rate of 1/48th of the amount granted in each of the next 36 consecutive months. Options granted prior to 1996 generally expire five years from the date of grant and options granted subsequently expire ten years from date of grant. The April 2000 amendment to the 1999 Stock Option Plan authorizes the grant of options under the 1999 Stock Option Plan covering an additional number of shares equal to the number of shares covered by unexercised options that were forfeited under the Company's original Stock Option Plan ("1990 Plan"). The 1999 Stock Option Plan terminates in 2009.

At December 31, 2000, options for 125,262 shares of common stock were available for future grants under the plan, which include the additional shares authorized per the April 2000 amendment to the 1999 Stock Option Plan. In accordance with the provisions of the plan, the number of shares available for grant automatically increased by 466,136 shares to 591,398 shares on January 1, 2001 representing the aggregate of the calculated 7% of Base Shares and the available shares at December 31, 2000.

Activity in the option plan is summarized as follows:


                                                           Year Ended December 31,
                                       ------------------------------------------------------------------
                                               2000                   1999                   1998
                                       --------------------  --------------------    --------------------
                                                 Weighted                Weighted                Weighted
                                                  Average                 Average                 Average
                                                 Exercise                Exercise                Exercise
                                         Shares    Price       Shares      Price       Shares     Price
                                         ------  --------      ------    --------      ------    --------
Outstanding at beginning of year....   1,581,938  $ 6.92     1,366,617   $ 5.88      1,104,931   $ 3.50

   Granted..........................     587,550    6.39       417,250     9.35        516,450     9.01
   Exercised........................     (85,846)   5.41      (106,711)    1.66       (214,700)    1.21
   Forfeited........................    (175,283)   8.33       (95,218)    8.48        (40,064)    5.49
                                       ---------    ----     ---------     ----      ---------     ----
   Outstanding at end of year.......   1,908,359    6.70     1,581,938     6.92      1,366,617     5.88
                                       =========    ====     =========     ====      =========     ====
   Options exercisable at end of year  1,061,383    6.20       842,123     5.26        534,900     3.45

Options outstanding at December 31, 2000, are summarized as follows:


                              Options Outstanding                     Options Exercisiable
                   -----------------------------------------       --------------------------
                                    Weighted-
                                     Average       Weighted-                        Weighted-
    Range of                        Remaining       Average                          Average
    Exercise          Number       Contractual     Exercise          Number         Exercise
     Prices        Outstanding         Life          Price         Exercisable       Price
  ------------     -----------     -----------     --------        -----------      ---------
  $0.20 - 0.40        58,500        2.67 years     $ 0.22             58,500         $ 0.22
   2.84 - 4.40       519,942        6.83             3.29            343,242           3.53
   5.30 - 5.81       189,178        6.25             5.75            176,669           5.74
   6.38 - 8.88       813,550        8.15             7.76            325,388           7.77
   9.00 -13.31       327,189        8.01            11.18            157,584          11.45



The Company applies APB Opinion No. 25 and related Interpretations in accounting for its option plan, and no compensation expense has been recognized. The following table presents pro forma net loss had compensation cost been determined based on the fair value at the grant date for awards under the plan in accordance with SFAS No. 123.

                                                   2000       1999       1998
                                                   ----       ----       ----
  Pro forma net loss (in thousands)...........  $ (3,786)  $ (2,814)  $  (655)
  Pro forma diluted net loss per share........     (0.80)     (0.61)    (0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.25% for 2000 and 5.5% for 1999 and 1998; expected life of one year beyond vesting date; and volatility of 67% for 2000, 65% for 1999 and 75% for 1998. In accordance with SFAS No. 123, only options granted in 1995 and subsequently are included in these calculations. Accordingly, the disclosures are not likely to be representative of the effect on pro forma net income for future years because awards vest over several years, and the disclosures do not take into consideration pro forma expense related to grants made prior to 1995.

Based on the Black-Scholes option-pricing model, the weighted-average fair value at grant date of options granted for the years ended December 31 were $4.57 in 2000, $6.50 in 1999 and $5.03 in 1998.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("Stock Purchase Plan") was established in October 1997, and 100,000 shares of the Company's common stock were reserved for issuance. Under the Stock Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is equal to the greater of (i) 85% of the beginning of the quarter market price or (ii) 90% of the average market price during the quarter. Purchases are made at the end of each fiscal quarter. Cumulative shares issued under this plan totaled 49,030, 28,932 and 6,753 at December 31, 2000, 1999 and 1998, respectively.

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

The components of the income tax provision (benefit) are as follows (in thousands):

                                                              Year Ended December 31,
                                                            2000       1999       1998
                                                         ---------  ---------  ---------
Current:
    Federal............................................  $     (52) $    (296) $     711
    State..............................................         35        (75)       320
                                                         ---------  ---------  ---------
                                                               (17)      (371)     1,031
                                                         ---------  ---------  ---------
Deferred:
    Federal............................................     (1,292)      (600)       (10)
    State..............................................       (124)       (69)        17
                                                         ---------  ---------  ---------
                                                            (1,416)      (669)         7
                                                         ---------  ---------  ---------

                                                         $  (1,433) $  (1,040) $   1,038
                                                         =========  =========  =========

The provision  (benefit) for income taxes differs from the federal  statutory tax rate as follows (in thousands):

                                                              Year Ended December 31,
                                                            2000       1999       1998
                                                         ---------  ---------  ---------

Federal tax at statutory rate..........................  $  (1,353)  $   (877) $     401
State income tax, net of federal tax benefit...........       (101)      (119)       223
Non-deductible acquired in-process technology..........        ---        ---        643
Non-deductible amortization and other expenses.........        301        141         35
Non-taxable interest income............................       (103)      (138)      (125)
Research and experimentation credit....................       (182)      (168)      (211)
Business meals and entertainment.......................         54         51         35
Other..................................................        (49)        70         37
                                                         ---------  ---------  ---------
                                                         $  (1,433) $  (1,040) $   1,038
                                                         =========  =========  =========

Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                              December 31,
                                                            2000       1999
                                                         ---------  ---------
Deferred tax assets:
    Net operating loss carryforward....................  $   1,266  $     441
    Research and experimentation tax
      credits carryforward.............................        667        457
    Minimum tax credits carryforward...................        188        224
    Accounts receivable allowance......................        121        207
    Accrued vacation pay...............................         73        127
    Deferred revenue...................................        202        155
    Other..............................................         21         21
                                                         ---------  ---------
                                                             2,538      1,632
Deferred tax liabilities:
    Depreciation.......................................       (181)      (179)
    Purchased technology...............................        ---       (521)
    Workforce..........................................        (88)      (108)
                                                         ---------  ---------
                                                              (269)      (808)
                                                         ---------  ---------
                                                         $   2,269  $     824
                                                         =========  =========
Recorded as:
    Current deferred income tax asset..................  $     215  $     737
    Long-term deferred income tax asset................      2,054         87
                                                         ---------  ---------
                                                         $   2,269  $     824
                                                         =========  =========


As of December 31, 2000, the Company had net operating loss carryforwards of $2,450,000 for federal and $4,700,000 for state income tax reporting purposes which expire in 2010, research and experimentation tax credits of $667,000 that expire commencing in 2009, and minimum tax credit carryforwards of $188,000.

8.   COMMITMENTS

The Company has certain commitments, principally for office space, under long-term operating leases. Future minimum lease payments required under these noncancellable operating leases are as follows (in thousands):

       Payable in:
          2001....................................  $     976
          2002....................................        972
          2003....................................        495
          2004....................................        290
          2005 and thereafter.....................        ---
                                                    ---------
                                                    $   2,733
                                                    =========

Rent expense was $1,162,000 in 2000, $1,067,000 in 1999 and $588,000 in 1998.

9.   EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan that is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Board of Directors approved a matching contribution of 25% of the first 6% of employee contributions beginning January 1996. The Company's matching contribution to the savings plan was $173,000 in 2000, $167,000 in 1999 and $115,000 in 1998.

10.      CONDENSED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2000. This information has been prepared by the Company on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of (i) transactions affecting the weighted average number of shares outstanding in each quarter and (ii) the uneven distribution of earnings during the year.


                                                                    Quarter Ended
                                          ----------------------------------------------------------------
                                            March 31      June 30    September 30 December 31     Total
                                          -----------  -----------   ------------ ------------ -----------
                                                        (in thousands, except per share data)

2000:
     Total revenues.....................   $  7,296     $  7,701      $ 8,315      $ 9,578      $  32,890
     Gross profit.......................      4,708        4,864        4,444        6,368         20,384
     Operating income (loss)............     (1,030)      (1,303)      (2,295)          21         (4,607)
     Income tax provision (benefit).....       (294)        (562)        (646)          69         (1,433)
     Net income (loss)..................       (584)        (596)      (1,490)         123         (2,547)
     Net income (loss) per share:
         Basic..........................      (0.12)       (0.13)       (0.31)        0.03          (0.54)
         Diluted........................      (0.12)       (0.13)       (0.31)        0.03          (0.54)

1999:
     Total revenues.....................   $  8,871     $  8,615      $ 6,413      $ 7,163      $  31,062
     Gross profit.......................      5,954        5,677        3,667        4,297         19,595
     Operating income (loss)............        413           22       (2,140)      (1,452)        (3,157)
     Income tax provision (benefit).....        205           62         (740)        (567)        (1,040)
     Net income (loss)..................        348          108       (1,260)        (735)        (1,539)
     Net income (loss) per share:
         Basic..........................       0.08         0.02        (0.27)       (0.16)         (0.33)
         Diluted........................       0.07         0.02        (0.27)       (0.16)         (0.33)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is contained in the section captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Report.

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

     1.   Consolidated Financial Statements

          The following information appears in Item 8 of Part II of this Report:

          o Report of Independent Accountants o Consolidated Balance Sheets as of December 31, 2000 and 1999

          o    Consolidated   Statements  of  Operations  for  the  Years  Ended
               December 31, 2000, 1999 and 1998

          o Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

          o Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

     3.   Exhibits

Number Assigned in
  Regulation S-K       Exhibit
    Item 601           Number                        Description of Exhibit
------------------     -------                       ----------------------

      (2)                2.0      Stock  Purchase  Agreement,  dated  August  3,  1998,  among
                                  Made2Manage   Systems,   Inc.,  and  the   stockholders   of
                                  Bridgeware, Inc. (Incorporated by reference to June 30, 1998
                                  Form 10-Q.)

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

      (10)              10.12     Form of Made2Manage  Systems,  Inc.,  Stock Option Agreement
                                  (Incorporated  by reference to Exhibit 10.16 to Registration
                                  Statement on Form S-1, Registration No. 333-38177.)

                        10.18     Made2Manage  Systems,  Inc.,  Employee  Stock  Purchase Plan
                                  (Incorporated  by reference to Exhibit 10.22 to Registration
                                  Statement on Form S-1, Registration No. 333-38177.)

                        10.28     Business Loan Agreement by and between Bank One, Indiana, NA
                                  and  Made2Manage   Systems,   Inc.,  dated  March  19,  1999
                                  (Incorporated by reference to March 31, 1999 Form 10-Q.)

                        10.29     Promissory  Note by and between  Bank One,  Indiana,  NA and
                                  Made2Manage   Systems,    Inc.,   dated   March   19,   1999
                                  (Incorporated by reference to March 31, 1999 Form 10-Q.)

                        10.30     1999 Made2Manage  Systems,  Inc., Employee Stock Option Plan
                                  (Incorporated by reference to March 31, 1999 Form 10-Q.)

                        10.31     Amendment to the 1999 Made2Manage  Systems,  Inc.,  Employee
                                  Stock  Option Plan  (Incorporated  by reference to March 31,
                                  2000 schedule 14-a, appendix 1.)

                        10.32     First  Amendment to Business  Loan  Agreement by and between
                                  Bank One, Indiana, NA and Made2Manage  Systems,  Inc., dated
                                  April 1, 2000  (Incorporated  by reference to March 31, 2000
                                  Form 10-Q.)  Promissory Note  Modification  Agreement by and
                                  between Bank One, Indiana, NA and Made2Manage Systems, Inc., dated April 1, 2000  (Incorporated by reference to March 31,
                                  2000 Form 10-Q.)

      (21)              21.1      List of Subsidiaries




(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed in the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MADE2MANAGE SYSTEMS, INC.



Date: March 30, 2001          By:  /s/David B. Wortman
                                   ---------------------------------------------
                                   David B. Wortman
                                   Chairman of the Board, President and
                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                    Title (Capacity)                                Date
              ---------                    ----------------                                ----

/s/David B. Wortman                 Chairman of the Board, President                  March 30, 2001
---------------------------------   and Chief Executive Officer
David B. Wortman                    (Principal Executive Officer)


/s/Traci M. Dolan                   Vice President, Finance and Administration,       March 30, 2001
---------------------------------   Chief Financial Officer, Secretary and
Traci M. Dolan                      Treasuer (Principal Financial Officer)


/s/Katherine L. Kinder              Controller                                        March 30, 2001
---------------------------------   (Principal Accounting Officer)
Katherine L. Kinder


/s/Michael P. Cullinane             Director                                          March 30, 2001
---------------------------------
Michael P. Cullinane


/s/John M. Dillon                   Director                                          March 30, 2001
---------------------------------
John M. Dillon


/s/Richard G. Halperin              Director                                          March 30, 2001
---------------------------------
Richard G. Halperin




                                         Made2Manage Systems, Inc.
                              Schedule II - Valuation and Qualifying Accounts
                                               (in thousands)


             COLUMN A                 COLUMN B             COLUMN C              COLUMN D      COLUMN E
---------------------------------   ------------- --------------------------- -------------- -------------
                                                           Additions
                                                  ---------------------------
                                                    Charged         Charged
                                     Balance at     to Costs          to                       Balance
                                      Beginning        and          Support                     at the
            Description               of Period     Expenses        Revenue     Deductions   End of Period
---------------------------------   ------------- ------------- ------------- -------------- -------------

Year Ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts        $  290        $   408       $   242       $ (338)        $   602

Year Ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts        $  602        $   498       $   151       $ (687)        $   564

Year Ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts        $  564        $   514       $   322       $ (950)        $   450
