Form 10-Q
period 2001-03-31
MADE2MANAGE SYSTEMS INC
filed 2001-05-15
CIK 1038271

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                  ------------

(MarkOne)

 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

                                       Or

 [   ]    Transition  report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from ____ to ____

                         Commission file number: 0-23459

                            MADE2MANAGE SYSTEMS, INC.
                            -------------------------
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

As of April 30, 2001, there were 4,820,804 shares of Common Stock, no par value, outstanding.

================================================================================

                            MADE2MANAGE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         As of March 31, 2001 and December 31, 2000.........................  3

         Condensed Consolidated Statements of Operations (Unaudited)
         For the Three Months ended March 31, 2001 and 2000.................  4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the Three Months ended March 31, 2001 and 2000.................  5

         Notes to Condensed Consolidated Financial Statements...............  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......... 17


PART II  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders................ 18

ITEM 6.  Exhibits and Reports on Form 8-K................................... 18

         Signatures......................................................... 19




                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        MADE2MANAGE SYSTEMS, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)
                                               (unaudited)
                                                                                March 31,    December 31,
                                                                                   2001          2000
                                                                                ---------    ------------

                                                  ASSETS

Current assets:
    Cash and cash equivalents...................................................$   9,879     $  11,336
    Marketable securities.......................................................    2,641           615
    Trade accounts receivable, net .............................................    9,224        11,532
    Prepaid expenses and other..................................................    1,389         1,314
    Deferred income taxes.......................................................      215           215
                                                                                ---------     ---------
       Total current assets.....................................................   23,348        25,012

Property and equipment, net.....................................................    3,496         4,679
Deferred income taxes...........................................................    2,578         2,054
                                                                                ---------     ---------

       Total assets.............................................................$  29,422     $  31,745
                                                                                =========     =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable............................................................$     943     $   1,197
    Accrued liabilities.........................................................    2,594         2,741
    Deferred revenue............................................................   10,509        10,342
                                                                                ---------     ---------
       Total current liabilities................................................   14,046        14,280

Deferred revenue................................................................      517           544
                                                                                ---------     ---------

       Total liabilities........................................................   14,563        14,824
                                                                                ---------     ---------

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
       issued and outstanding at March 31, 2001 and December 31, 2000...........      ---           ---
    Common stock, no par value; 10,000,000 shares authorized, 4,820,804 and
       4,758,112 issued and outstanding at March 31, 2001 and December 31,
       2000, respectively.......................................................   22,520        22,486
    Accumulated deficit.........................................................   (7,661)       (5,565)
                                                                                ---------     ---------
       Total shareholders' equity...............................................   14,859        16,921
                                                                                ---------     ---------

       Total liabilities and shareholders' equity...............................$  29,422     $  31,745
                                                                                =========     =========

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        MADE2MANAGE SYSTEMS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except per share data)
                                               (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                   2001          2000
                                                                                ---------     ---------
Revenues:
    Software....................................................................$   3,832     $   2,851
    Services....................................................................    4,356         4,267
    Hardware....................................................................      204           178
                                                                                ---------     ---------
       Total revenues...........................................................    8,392         7,296
                                                                                ---------     ---------

Costs of revenues:
    Software....................................................................      709           338
    Amortization of purchased technology........................................      ---            98
    Services....................................................................    2,266         2,030
    Hardware....................................................................      149           122
    Restructuring charge........................................................      640           ---
                                                                                ---------     ---------
       Total costs of revenues..................................................    3,764         2,588
                                                                                ---------     ---------

       Gross profit.............................................................    4,628         4,708
                                                                                ---------     ---------

Operating expenses:
    Sales and marketing.........................................................    3,540         2,903
    Product development.........................................................    1,705         1,700
    General and administrative..................................................    1,214         1,073
    Amortization of goodwill....................................................      ---            62
    Restructuring charge........................................................      952           ---
                                                                                ---------     ---------
       Total operating expenses.................................................    7,411         5,738
                                                                                ---------     ---------

Operating loss..................................................................   (2,783)       (1,030)

Other income, net...............................................................      163           152
                                                                                ---------     ---------

Loss before income taxes........................................................   (2,620)         (878)

Income tax benefit..............................................................     (524)         (294)
                                                                                ---------     ---------

Net loss  ......................................................................$  (2,096)    $    (584)
                                                                                =========     =========

Per share amounts - basic and diluted:
       Net loss per share.......................................................$   (0.44)    $   (0.12)
                                                                                =========     =========
       Weighted average shares outstanding......................................    4,810         4,716
                                                                                =========     =========

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        MADE2MANAGE SYSTEMS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                   2001         2000
                                                                                ---------     ---------
Operating activities:
    Net loss....................................................................$  (2,096)    $    (584)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Depreciation.............................................................      491           441
       Restructuring charge related to write-down of impaired
         property & equipment...................................................      781           ---
       Amortization of purchased technology and goodwill........................      ---           160
       Provision for doubtful accounts..........................................      248           179
       Changes in assets and liabilities:
          Trade accounts receivable.............................................    2,060           110
          Prepaid expenses and other............................................      (75)          144
          Deferred income taxes.................................................     (524)          ---
          Accounts payable......................................................     (254)         (563)
          Accrued liabilities...................................................     (147)         (491)
          Deferred revenue......................................................      140          (696)
                                                                                ---------     ---------
       Net cash provided by (used in) operating activities......................      624        (1,300)
                                                                                ---------     ---------
Investing activities:
    Purchases of property and equipment.........................................      (89)         (240)
    Purchases of marketable securities..........................................   (2,641)       (3,000)
    Sales of marketable securities..............................................      615         1,800
                                                                                ---------     ---------
       Net cash used in investing activities....................................   (2,115)       (1,440)
                                                                                ---------     ---------
Financing activities:
    Proceeds from issuance of common stock......................................       24            32
    Proceeds from exercise of stock options.....................................       10           462
                                                                                ---------     ---------
       Net cash provided by financing activities................................       34           494
                                                                                ---------     ---------
Change in cash and cash equivalents.............................................   (1,457)       (2,246)
Cash and cash equivalents, beginning of period..................................   11,336        12,610
                                                                                ---------     ---------
Cash and cash equivalents, end of period........................................$   9,879     $  10,364
                                                                                =========     =========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MADE2MANAGE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2000. In management's opinion, this information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented.

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

Certain prior year amounts have been reclassified to conform with the 2001 presentation.

3. RESTRUCTURING

During the first quarter of 2001, management approved a restructuring plan designed to align the Company's operations with the current technology and economic environment. Elements of the restructuring plan include (i) facilities rationalization as a result of increased market acceptance of the Company's online education offerings, (ii) cost reductions associated with M2MVIP after the significant initial investment made in 2000 and (iii) employee separations across functional areas of the Company. In connection with the restructuring, the Company recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $58,000 was paid prior to March 31, 2001, and related asset impairments of $781,000. The restructuring liability is recorded as a current liability in the condensed consolidated balance sheet and represents the Company's estimate of non-recoverable costs and expenses associated with facilities currently marketed for sublease, future cash outlays relating to first quarter employee separations, and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

4. NET INCOME (LOSS) PER SHARE

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

Made2Manage is sold in the United States, Canada and the United Kingdom. In January 2000, we entered into a distributor relationship with 4Front Technologies, Inc., to sell, market and support our product in the United Kingdom. 4Front Technologies, Inc., was acquired by NCR Corporation late in 2000. Currently, approximately 99% of our revenues are derived from customers in the United States.

Our revenues are derived from software licenses, services and hardware. Software revenues are generated from licensing software to new customers, and from current customers increasing the number of licensed users and licensing new applications. We recognize revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Services revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Services revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenue from these services as they are performed. Beginning in 2001,virtual and classroom education courses are offered via Time2Learn, a subscription-based education program, which is accessible through the M2MEXPERT Web site and is recognized ratably over the contract term. Subscription revenues from M2MEXPRESS and M2MVIP are also reflected in services revenues and are recognized ratably over the subscription period. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

Software revenues for a particular quarter depend substantially on orders received and products shipped in that quarter. Furthermore, large orders may be significant to operating income in the quarter in which the corresponding revenue is recognized.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues and percent increase or decrease from the prior dollar amount represented by certain items included in our unaudited, condensed consolidated statements of operations for the periods indicated.

                                                                  Three Months Ended         Percent
                                                                       March 31,             Increase
                                                                  2001           2000       (Decrease)
                                                                  ----           ----       ----------
Revenues:
    Software................................................      45.7%          39.1%         34.4%
    Services................................................      51.9           58.5           2.1
    Hardware................................................       2.4            2.4          14.6
                                                                ------          -----
       Total revenues.......................................     100.0          100.0          15.0
                                                                ------          -----
Costs of revenues:
    Software................................................       8.4            4.6         109.8
    Amortization of purchased technology....................        --            1.4        (100.0)
    Services................................................      27.0           27.8          11.6
    Hardware................................................       1.8            1.7          22.1
    Restructuring charge....................................       7.6            ---            NM
                                                                ------          -----
       Total costs of revenues..............................      44.8           35.5          45.4
                                                                ------          -----
       Gross profit.........................................      55.2           64.5          (1.7)
                                                                ------          -----
Operating expenses:
    Sales and marketing.....................................      42.2           39.8          21.9
    Product development.....................................      20.3           23.3           0.3
    General and administrative..............................      14.5           14.7          13.1
    Amortization of goodwill................................       ---            0.8        (100.0)
    Restructuring charge....................................      11.3            ---            NM
                                                                ------          -----
       Total operating expenses.............................      88.3           78.6          29.2
                                                                ------          -----
Operating loss..............................................     (33.1)         (14.1)       (170.2)
Other income, net...........................................       1.9            2.1           7.2
                                                                ------          -----
Loss before income taxes....................................     (31.2)         (12.0)       (198.4)
Income tax benefit..........................................      (6.2)          (4.0)        (78.2)
                                                                ------          -----
Net loss....................................................     (25.0)%         (8.0)%      (258.9)%
                                                                ======          =====

----------------------
NM - Not Meaningful

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

Revenues are derived from software licenses, service and support fees and hardware sales. For the three months ended March 31, 2001, total revenues increased by $1.1 million, or 15.0%, to $8.4 million from $7.3 million for the three months ended March 31, 2000. The increase was primarily due to higher software license revenues. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. For the three months ended March 31, 2001, software license revenues increased by $1.0 million, or 34.4%, to $3.8 million from $2.9 million for the three months ended March 31, 2000. Software revenues constituted 45.7% and 39.1% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in the first quarter of 2001 over the same period for the prior year was principally due to a larger average order size, which was driven by a higher number of users and increased third party software sales. Third party software sales were 22% of total software revenues in the first quarter of 2001 as compared to 9% in the first quarter of 2000.

Services Revenues. For the three months ended March 31, 2001, services revenues increased by $89,000, or 2.1%, to $4.4 million from $4.3 million for the three months ended March 31, 2000. These revenues constituted 51.9% and 58.5% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in services revenues resulted primarily from support fees from an expanding user base, and to a lesser degree, from subscription revenues from M2MEXPRESS and M2MVIP, which were launched in the second half of 2000.

Hardware Revenues. For the three months ended March 31, 2001, hardware revenues increased by $26,000, or 14.6%, to $204,000 from $178,000 for the three months ended March 31, 2000. These revenues constituted 2.4% of total revenues for both the three months ended March 31, 2001 and 2000. The type of hardware equipment we sell is limited to bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

International Revenues. In the first quarter of 2001, international revenues totaled $63,000 for software and support and represented 0.8% of total revenues. There were no international revenues in the first quarter of 2000 as we had just entered into our distributor relationship with NCR Corporation, formerly 4Front Technologies, Inc., to sell, market and support our product in the United Kingdom.

Costs of Revenues

Costs of Software Revenues. For the three months ended March 31, 2001 and 2000, costs of software revenues totaled $709,000 and $338,000, respectively, resulting in gross profits of 81.5% and 88.1% of software revenues, respectively. The decrease in the gross profit percentage was due to a greater proportion of software revenues being generated from third party products.

Costs of Services Revenues. For the three months ended March 31, 2001 and 2000, costs of services revenues totaled $2.3 million and $2.0 million, respectively, resulting in gross profits of 48.0% and 52.4% of services revenues, respectively. The decrease in the gross profit percentage was partly attributable to M2MVIP, which was launched in the third quarter of 2000. Although this service has grown steadily in customer acceptance since the launch, it will still take some time for its subscription-based revenue model to ramp up.

Costs of Hardware Revenues. For the three months ended March 31, 2001 and 2000, costs of hardware revenues totaled $149,000 and $122,000, respectively. Gross profit margins from hardware were 27.0% and 31.5% of hardware revenues for the three months ended March 31, 2001 and 2000, respectively.

Restructuring Charge. During the first quarter of 2001, management approved a restructuring plan designed to align our operations with the current technology and economic environment. Elements of the restructuring plan include (i) facilities rationalization as a result of increased market acceptance of our online education offerings, (ii) cost reductions associated with M2MVIP after the significant initial investment made in 2000 and (iii) employee separations across functional areas of the company. In connection with the restructuring, we recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $58,000 was paid prior to March 31, 2001, and related asset impairments of $781,000. The restructuring liability is recorded as a current liability in the condensed consolidated balance sheet and represents our estimate of non-recoverable costs and expenses associated with facilities currently marketed for sublease, future cash outlays relating to first quarter employee separations, and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

OPERATING EXPENSES

Sales and Marketing Expenses. For the three months ended March 31, 2001 and 2000, sales and marketing expenses were $3.5 million and $2.9 million, respectively, representing 42.2% and 39.8% of total revenues, respectively. The higher percentage of revenues in the first quarter of 2001 over the same period for the prior year was a result of increased direct new system sales and additional sales headcount.

Product Development Expenses. For both the three months ended March 31, 2001 and 2000, product development expenses were $1.7 million, representing 20.3% and 23.3% of total revenues, respectively. The decrease in development expenses as a percent of revenues related to the significant initial investments we made in our expanded product offerings in the first quarter of 2000, including M2MEXPRESS and M2MVIP, which had no offsetting revenues in the first quarter of 2000. We did not capitalize any software development costs during these periods, since the capitalizable portion was not significant.

General and Administrative Expenses. For the three months ended March 31, 2001 and 2000, general and administrative expenses were $1.2 million and $1.1 million, respectively, representing 14.5% and 14.7% of total revenues, respectively.

OTHER INCOME, NET

For the three months ended March 31, 2001 and 2000, other income, net was $163,000 and $152,000, respectively, representing 1.9% and 2.1% of total revenues, respectively. The increase in the dollar amount of other income in the first quarter of 2001 compared to the first quarter of 2000 was due primarily to higher interest rates on invested securities.

INCOME TAX BENEFIT

For the three months ended March 31, 2001 and 2000, the effective income tax rate was a benefit of 20.0% and 33.5%, respectively. The effective rate was lower in the first quarter of 2001 due to the impact of research and experimentation credits on total projected income.

The benefit has been recorded based upon management's assessment it will more likely than not be realized through future earnings, including consideration of projected 2001 profitability and currently deferred revenues. Management's assessment could change should 2001 profit expectations be revised, in which case a valuation allowance offsetting the value of all, or a portion of, the $2.8 million deferred tax asset would be established.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through equity capital and cash generated from operations. As of March 31, 2001, we had $12.5 million of cash, cash equivalents and marketable securities.

The net change in cash, cash equivalents and marketable securities was positive cash flow of $569,000for the three months ended March 31, 2001 and a reduction in cash flow of $1.0 million for the three months ended March 31, 2000, generated primarily from operations.

At March 31, 2001, we had working capital of $9.3 million. Accounts receivable, net of allowance for doubtful accounts, were $9.2 million and $11.5 million at March 31, 2001 and December 31, 2000, respectively. The decrease in the net accounts receivable balance resulted from lower volume of sales for the three months ended March 31, 2001 as compared to the three months ended December 31, 2000 and also from improved cash collection efforts as evidenced by the lower days outstanding. The average accounts receivable days outstanding was 99 days at March 31, 2001 as compared to 108 days at December 31, 2000. Deferred revenue increased slightly to $11.0 million at March 31, 2001, from $10.9 million at December 31, 2000. Deferred revenue principally relates to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

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

Product and Market Concentration

Our revenues are currently derived from licenses of Made2Manage and related services and third party software and hardware products. In the near term, Made2Manage and related services are expected to continue to account for the majority of our revenues. Accordingly, any event that adversely affects the sale of Made2Manage, such as competition from other products, significant quality problems, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in which Made2Manage operates, could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our sales of third party software and hardware products have increased, incompatibility with those products could also have a material adverse effect.

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

Our Board of Directors has approved the Made2Manage Executive Salary

Continuation Plan for 2001 (the "Salary Continuation Plan"). Pursuant to the terms of the Salary Continuation Plan, we intend to enter into agreements with the President and each of the Vice Presidents of the company pursuant to which each of them will receive certain severance payments in the event their employment with the company is terminated within twelve months of a change in control or ownership of the company.

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

We have begun to distribute Made2Manage in international markets, primarily the United Kingdom. We have no significant experience in international markets, and there can be no assurance that such expansion can be successfully accomplished or that Made2Manage will be successfully adapted or accepted in the international markets. Additionally, we rely extensively on our distributor in the United Kingdom, NCR Corporation, formerly 4Front Technologies, Inc., to sell and service the United Kingdom market place. If NCR Corporation is unable or unsuccessful in promoting, selling and servicing Made2Manage, our financial condition and results of operations could be materially and adversely affected. At present, our international plans include only Canada and the United Kingdom.

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

Additionally, we rely extensively on our distributor in the United Kingdom, NCR Corporation, formerly 4Front Technologies, Inc., to sell and service the United Kingdom market place. If NCR Corporation is unable or unsuccessful in promoting, selling and servicing Made2Manage, our financial condition and results of operations could be materially and adversely affected.

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

We have insurance covering product liability or damages arising from negligent acts, errors, mistakes or omissions; however there can be no assurance that this insurance will be adequate. Additionally, we are subject to other legal proceedings and claims in the normal course of business. A claim against us, if successful and of a sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

Substantial Control by Single Shareholder

As of April 30, 2001, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 20.3% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of April 30, 2001, we had 4,820,804 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of April 30, 2001, there were 2,219,194 options outstanding to purchase shares of common stock at a weighted average price of $6.07 per share under the Company's stock option plans, of which options to purchase 1,066,785 shares of common stock were then vested and exercisable. At April 30, 2001, we had reserved 218,779 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of April 30, 2001, 57,722 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc., Stock Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

No significant market risk changes occurred in the three-month period ended March 31, 2001. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for further information.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 24, 2001 at which the shareholders approved the following proposal.

Proposal 1 Election of Directors to serve until the next Annual Meeting of Shareholders.

                                       Votes         Votes
                                        For        Withheld
                                     ---------     --------
          Michael P. Cullinane       3,994,070       20,256
          Timothy A. Davenport       3,994,070       20,256
          Richard G. Halperin        3,994,070       20,256
          David B. Wortman           3,516,572      497,754

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See Index to Exhibits.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2001


MADE2MANAGE SYSTEMS, INC.


/s/ David B. Wortman                 /s/ Traci M. Dolan
--------------------------------     ------------------------------------
David B. Wortman                     Traci M. Dolan
Chairman of the Board, President     Vice President, Finance and Administration,
and Chief Executive Officer          Chief Financial Officer,
(Principal Executive Officer)        Secretary and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                INDEX TO EXHIBITS

  Number Assigned in
    Regulation S-K          Exhibit
       Item 601              Number             Description of Exhibit
       --------              ------             ----------------------

         (2)                  2.0       Stock Purchase  Agreement,  dated August
                                        3, 1998, among Made2Manag Systems, Inc., and the stockholders of Bridgeware, Inc.
                                        (Incorporated by reference to June 30, 1998 Form 10-Q.)

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