Form 10-Q
period 2001-06-30
MADE2MANAGE SYSTEMS INC
filed 2001-08-14
CIK 1038271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

As of July 31, 2001, there were 4,827,529 shares of Common Stock, no par value, outstanding.

                            MADE2MANAGE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         As of June 30, 2001 and December 31, 2000..........................   3

         Condensed Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended June 30, 2001 and 2000..........   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2001 and 2000....................   5

         Notes to Condensed Consolidated Financial Statements...............   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........  18

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................  19

         Signatures.........................................................  20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MADE2MANAGE SYSTEMS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share data)
                                         (unaudited)


                                                               June 30,         December 31,
                                                                 2001               2000
                                                              ---------         ------------

ASSETS
Current assets:
    Cash and cash equivalents...............................  $   8,309           $  11,336
    Marketable securities...................................      4,636                 615
    Trade accounts receivable, net .........................      7,533              11,532
    Prepaid expenses and other..............................      1,567               1,314
    Deferred income taxes...................................        215                 215
                                                              ---------           ---------
       Total current assets.................................     22,260              25,012

Property and equipment, net.................................      3,221               4,679
Deferred income taxes.......................................      3,348               2,054
                                                              ---------           ---------
       Total assets.........................................  $  28,829           $  31,745
                                                              =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable........................................  $     929           $   1,197
    Accrued liabilities.....................................      2,102               2,741
    Deferred revenue........................................      9,702              10,342
                                                              ---------           ---------
       Total current liabilities............................     12,733              14,280

Deferred revenue............................................        701                 544
                                                              ---------           ---------

       Total liabilities....................................     13,434              14,824
                                                              ---------           ---------

Shareholders' equity:
    Preferred stock, no par value; 2,000,000
       shares authorized, no shares issued and
       outstanding at June 30, 2001 and
       December 31, 2000 ...................................        ---                 ---
    Common stock, no par value; 10,000,000
       shares authorized, 4,827,529 and
       4,758,112 issued and outstanding
       at June 30, 2001 and December 31,
       2000, respectively...................................     22,542              22,486
    Accumulated deficit.....................................     (7,147)             (5,565)
                                                              ---------           ---------
       Total shareholders' equity...........................     15,395              16,921
                                                              ---------           ---------

       Total liabilities and shareholders' equity...........  $  28,829           $  31,745
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

                                         MADE2MANAGE SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)
                                                (unaudited)


                                                                 Three Months Ended     Six Months Ended
                                                                      June 30,              June 30,
                                                                --------------------  --------------------
                                                                   2001       2000       2001       2000
                                                                ---------  --------   ---------  ---------
Revenues:
    Software..................................................  $   3,750  $   3,261  $   7,604  $   6,112
    Services..................................................      4,592      4,151      8,926      8,418
    Hardware..................................................        229        289        433        467
                                                                ---------  ---------  ---------  ---------
      Total revenues..........................................      8,571      7,701     16,963     14,997
                                                                ---------  ---------  ---------  ---------

Costs of revenues:
    Software..................................................        767        343      1,485        681
    Amortization of purchased technology......................        ---         99        ---        197
    Services..................................................      2,218      2,167      4,475      4,197
    Hardware..................................................        170        228        319        350
    Restructuring charge......................................        ---        ---        640        ---
                                                                ---------  ---------  ---------  ---------
      Total costs of revenues.................................      3,155      2,837      6,919      5,425
                                                                ---------  ---------  ---------  ---------

      Gross profit............................................      5,416      4,864     10,044      9,572
                                                                ---------  ---------  ---------  ---------

Operating expenses:
    Sales and marketing.......................................      3,054      3,262      6,594      6,165
    Product development.......................................      1,518      1,737      3,223      3,437
    General and administrative................................      1,242      1,106      2,456      2,179
    Amortization of goodwill..................................        ---         62        ---        124
    Restructuring charge......................................        ---        ---        952        ---
                                                                ---------  ---------  ---------  ---------
      Total operating expenses................................      5,814      6,167     13,225     11,905
                                                                ---------  ---------  ---------  ---------

Operating loss................................................       (398)    (1,303)    (3,181)    (2,333)

Other income, net.............................................        142        145        305        297
                                                                ---------  ---------  ---------  ---------

Loss before income taxes......................................       (256)    (1,158)    (2,876)    (2,036)

Income tax benefit............................................        770        562      1,294        856
                                                                ---------  ---------  ---------  ---------

Net income (loss).............................................  $     514  $    (596) $  (1,582) $  (1,180)
                                                                =========  =========  =========  =========

Per share amounts:
    Basic:
      Net income (loss) per share.............................  $    0.11  $   (0.13) $   (0.33) $   (0.25)
                                                                =========  =========  =========  =========
      Weighted average shares outstanding.....................      4,821      4,742      4,816      4,729
                                                                =========  =========  =========  =========
    Diluted:
      Net income (loss) per share.............................  $    0.11  $   (0.13) $   (0.33) $   (0.25)
                                                                =========  =========  =========  =========
      Weighted average shares outstanding.....................      4,894      4,742      4,816      4,729
                                                                =========  =========  =========  =========

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

                                    MADE2MANAGE SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                           (unaudited)


                                                                             Six Months Ended
                                                                                  June 30,
                                                                           --------------------
                                                                              2001       2000
                                                                           ---------  ---------

Operating activities:
    Net loss.............................................................  $  (1,582) $  (1,180)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation......................................................        982        969
       Restructuring charge related to write-down of
         impaired property & equipment...................................        781        ---
       Amortization of purchased technology and goodwill.................        ---        321
       Provision for doubtful accounts...................................        467        477
       Changes in assets and liabilities:
          Trade accounts receivable......................................      3,532     (1,572)
          Prepaid expenses and other.....................................       (253)       594
          Deferred income taxes..........................................     (1,294)      (872)
          Accounts payable...............................................       (268)      (256)
          Accrued liabilities............................................       (639)      (174)
          Deferred revenue...............................................       (483)      (102)
                                                                           ---------  ---------
       Net cash provided by (used in) operating activities...............      1,243     (1,795)
                                                                           ---------  ---------

Investing activities:
    Purchases of property and equipment..................................       (305)      (872)
    Purchases of marketable securities...................................     (7,277)    (3,000)
    Sales of marketable securities.......................................      3,256      4,800
                                                                           ---------  ---------
       Net cash provided by (used in) investing activities...............     (4,326)       928
                                                                           ---------  ---------

Financing activities:
    Proceeds from issuance of common stock...............................         46         61
    Proceeds from exercise of stock options..............................         10        463
                                                                           ---------  ---------
       Net cash provided by financing activities.........................         56        524
                                                                           ---------  ---------

Change in cash and cash equivalents......................................     (3,027)      (343)
Cash and cash equivalents, beginning of period...........................     11,336     12,610
                                                                           ---------  ---------
Cash and cash equivalents, end of period.................................  $   8,309  $  12,267
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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2000. In management's opinion, this information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented.

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

3.  RESTRUCTURING

During the first quarter of 2001, management approved a restructuring plan designed to align the Company's operations with the current technology and economic environment. Elements of the restructuring plan include (i) facilities rationalization as a result of increased market acceptance of the Company's online education offerings, (ii) cost reductions associated with M2MVIP after the significant initial investment made in 2000 and (iii) employee separations across functional areas of the Company. In connection with the restructuring, the Company recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $273,000 was paid as of June 30, 2001, and related asset impairments of $781,000. The restructuring liability is recorded as a current liability in the condensed consolidated balance sheet and represents the Company's estimate of non-recoverable costs and expenses associated with facilities currently marketed for sublease, future cash outlays relating to first quarter employee separations, and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

4.  INCOME TAX BENEFIT

In the second quarter of 2001, management revised its full year tax rate based on its most recent outlook for 2001, resulting in a tax benefit of $655,000. Excluding this tax benefit, the effective income tax rate for the three months ended June 30, 2001 and 2000 was a benefit of 44.9% and 48.5%, respectively. For the six months ended June 30, 2001 and 2000, the effective income tax rate was a benefit of 45.0% and 42.0%, respectively.

The benefit has been recorded based upon management's assessment at June 30, 2001 that it is more likely than not the recorded benefit of net operating losses will be realized through future earnings. Given consideration to the effects of alternative minimum tax, to fully realize the deferred tax assets, including that portion attributable to net operating losses, the company must generate $9 million to $15 million in future taxable income prior to the expiration of net operating loss carryforwards, substantially all of which expire after 2018. Through its recent restructuring, management has made significant reductions in its operating expenses, which are believed to be substantial enough to produce sufficient future profitability, provided the current rate of revenue growth continues. Furthermore, approximately 50% of the accumulated net operating losses are attributable to either infrequent charges, such as the restructuring charge taken in the first quarter of 2001, or the Bridgeware acquisition, for which the goodwill and purchased technology were written off in 2000.

Management periodically assesses the likelihood of recovering the recorded value of the deferred tax assets from its future profitability. Management's current assessment would likely change should expectations for the remainder of 2001 be revised to no longer anticipate a profit, in which case a valuation allowance offsetting the value of all, or a portion of, the $3.6 million deferred tax asset would be established.

5.  NET INCOME (LOSS) PER SHARE

Earnings per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," and is based upon the weighted average number of common and common equivalent shares outstanding for the period. Diluted common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options (using the treasury stock method) as prescribed by SFAS No. 128. Common equivalent shares are included in the diluted earnings per share calculation when dilutive. Under the treasury stock method, the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance, business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise application solutions for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, Made2Manage Enterprise Edition ("Made2Manage"), provides fully integrated solutions for all of the business processes used by manufacturers, from selling and design through manufacturing and distribution. This comprehensive enterprise application suite includes applications in Enterprise Resource Planning ("ERP"), Customer Relationship Management ("CRM"), Supply Chain Management ("SCM") and Business Intelligence ("BI"). It also incorporates Web-based applications including M2MVIP, which offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers, and M2MEXPERT, which provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting and virtual education courses.

Made2Manage is sold in the United States, Canada and the United Kingdom. In January 2000, we entered into a distributor relationship with 4Front Technologies, Inc., to sell, market and support our product in the United Kingdom. 4Front Technologies, Inc., was acquired by NCR Corporation late in 2000. Currently, approximately 99% of our revenues are derived from customers in the United States.

Our revenues are derived from software licenses, services and hardware. Software revenues are generated from licensing software to new customers, and from current customers increasing the number of licensed users and licensing new applications. We recognize revenue from software license fees and hardware upon shipment to the customer following execution of a sales agreement. Services revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Services revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenue from these services as they are performed. Beginning in 2001,virtual and classroom education courses are offered via M2M University, a subscription-based education program, which is accessible through the M2MEXPERT Web site and is recognized ratably over the contract term. Subscription revenues from M2MVIP are also reflected in services revenues and are recognized ratably over the subscription period. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

Software revenues for a particular quarter depend substantially on orders received and products shipped in that quarter. Furthermore, large orders may be significant to operating income in the quarter in which the corresponding revenue is recognized.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues and percent increase or decrease from the prior year dollar amount represented by certain items included in our unaudited, condensed consolidated statements of operations for the periods indicated.

                                           Three Months Ended    Percent       Six Months Ended      Percent
                                                June 30,         Increase          June 30,          Increase
                                             2001       2000    (Decrease)      2001       2000     (Decrease)
                                          ---------  --------   ----------    --------   -------    ----------

Revenues:
    Software.............................     43.7%      42.3%     15.0%         44.8%      40.8%      24.4%
    Services.............................     53.6       53.9      10.6          52.6       56.1        6.0
    Hardware.............................      2.7        3.8     (20.8)          2.6        3.1       (7.3)
                                          --------   --------                 -------    -------
       Total revenues....................    100.0      100.0      11.3         100.0      100.0       13.1
                                          --------   --------                 -------    -------
Costs of revenues:
    Software.............................      8.9        4.4     123.6           8.7        4.6      118.1
    Purchased technology.................      ---        1.3    (100.0)          ---        1.3     (100.0)
    Services.............................     25.9       28.1       2.4          26.4       28.0        6.6
    Hardware.............................      2.0        3.0     (25.4)          1.9        2.3       (8.9)
    Restructuring charge.................      ---        ---        NM           3.8        ---         NM
                                          --------   --------                 -------    -------
       Total costs of revenues...........     36.8       36.8      11.2          40.8       36.2       27.5
                                          --------   --------                 -------    -------
       Gross profit......................     63.2       63.2      11.3          59.2       63.8        4.9
                                          --------   --------                 -------    -------
Operating expenses:
    Sales and marketing..................     35.6       42.3      (6.4)         38.8       41.1        7.0
    Product development..................     17.7       22.6     (12.6)         19.0       22.9       (6.2)
    General and administrative...........     14.5       14.4      12.3          14.5       14.6       12.7
    Goodwill.............................      ---        0.8    (100.0)          ---        0.8     (100.0)
    Restructuring charge.................      ---        ---        NM           5.6        ---         NM
                                          --------   --------                 -------    -------
       Total operating expenses..........     67.8       80.1      (5.7)         77.9       79.4       11.1
                                          --------   --------                 -------    -------
Operating loss...........................     (4.6)     (16.9)     69.5         (18.7)     (15.6)     (36.3)
Other income, net .......................      1.6        1.9      (2.1)          1.8        2.0        2.7
                                          --------   --------                 -------    -------
Loss before income taxes.................     (3.0)     (15.0)     77.9         (16.9)     (13.6)     (41.3)
Income tax benefit.......................      9.0        7.3      37.0           7.6        5.7       51.2
                                          --------   --------                 -------    -------
Net income (loss)........................      6.0%      (7.7)%   186.2%         (9.3)%     (7.9)%    (34.1)%
                                          ========   ========                 =======    =======

NM - Not meaningful.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

Revenues are derived from software, services and support and hardware. For the three months ended June 30, 2001, total revenues increased by $870,000, or 11.3%, to $8.6 million from $7.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, total revenues increased by $2.0 million, or 13.1%, to $17.0 million from $15.0 million for the six months ended June 30, 2000. Both the quarter and year to date favorable variances were attributed to increased software licenses and support fees. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. For the three months ended June 30, 2001, software revenues increased by $489,000, or 15.0%, to $3.8 million from $3.3 million for the three months ended June 30, 2000. Software revenues constituted 43.7% and 42.3% of total revenues for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, software revenues increased by $1.5 million, or 24.4%, to $7.6 million from $6.1 million for the six months ended June 30, 2000, constituting 44.8% and 40.8% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The increases in 2001 over the same periods for the prior year were principally due to larger average order sizes, which were driven by a higher number of users and increased third party software sales. Third party software sales were 23% of total software revenues for the three months ended June 30, 2001 as compared to 12% for the three months ended June 30, 2000. Third party software sales were 22% and 11% of total software revenues for the six months ended June 30, 2001 and 2000, respectively.

Services Revenues. For the three months ended June 30, 2001, services revenues increased by $441,000, or 10.6%, to $4.6 million from $4.2 million for the three months ended June 30, 2000. These revenues constituted 53.6% and 53.9% of total revenues for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, services revenues increased by $508,000, or 6.0%, to $8.9 million from $8.4 million for the six months ended June 30, 2000, constituting 52.6% and 56.1% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The increases in services revenues resulted primarily from support fees from an expanding user base, and to a lesser degree, from subscription revenues from M2MVIP, which was launched in the second half of 2000.

Hardware Revenues. For the three months ended June 30, 2001, hardware revenues decreased by $60,000, or 20.8%, to $229,000 from $289,000 for the three months ended June 30, 2000. These revenues constituted 2.7% and 3.8% of total revenues for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, hardware revenues decreased by $34,000, or 7.3%, to $433,000 from $467,000 for the six months ended June 30, 2000, constituting 2.6% and 3.1% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The type of hardware equipment we sell is limited to bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

International Revenues. In the first half of 2001, international revenues totaled $63,000 for software and support and represented 0.4% of total revenues as compared to $153,000, or 1.0% of total revenues, for the six months ended June 30, 2000.

COSTS OF REVENUES

Costs of Software Revenues. For the three months ended June 30, 2001 and 2000, costs of software revenues totaled $767,000 and $343,000, respectively, resulting in gross profit margins of 79.5% and 89.5% of software revenues, respectively. For the six months ended June 30, 2001 and 2000, costs of software revenues totaled $1.5 million and $681,000, respectively, resulting in gross profit margins of 80.5% and 88.9% of software revenues, respectively. The decreases in the gross profit percentages were due to a greater proportion of software revenues being generated from third party products.

Costs of Services Revenues. Costs of services revenues totaled $2.2 million for both the three months ended June 30, 2001 and 2000, resulting in gross profit margins of 51.7% and 47.8% of services revenues, respectively. For the six months ended June 30, 2001 and 2000, costs of services revenues totaled $4.5 million and $4.2 million, respectively, resulting in gross profit margins of 49.9% and 50.1% of services revenues, respectively. The improvement in the gross profit percentage in the second quarter of 2001 as compared to the same period for the prior year resulted from an increase in services revenues while costs remained substantially flat largely due to the restructuring plan that was implemented in the first quarter of 2001. See "Restructuring Charge" below. However, on a year to date basis, the gross profit percentage was slightly lower, as M2MVIP's subscription-based revenue model continues to ramp up after its initial launch in the second half of 2000.

Costs of Hardware Revenues. For the three months ended June 30, 2001 and 2000, costs of hardware revenues totaled $170,000 and $228,000, respectively. Gross profit margins from hardware were 25.8% and 21.1% of hardware revenues for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, costs of hardware revenues totaled $319,000 and $350,000, respectively. Gross profit margins were 26.3% and 25.1% of hardware revenues for the six months ended June 30, 2001 and 2000, respectively.

Restructuring Charge. During the first quarter of 2001, management approved a restructuring plan designed to align our operations with the current technology and economic environment. Elements of the restructuring plan include (i) facilities rationalization as a result of increased market acceptance of our online education offerings, (ii) cost reductions associated with M2MVIP after the significant initial investment made in 2000 and (iii) employee separations across most functional areas of the company. In connection with the restructuring, we recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $273,000 was paid as of June 30, 2001, and related asset impairments of $781,000. The restructuring liability is recorded as a current liability in the condensed consolidated balance sheet and represents our estimate of non-recoverable costs and expenses associated with facilities currently marketed for sublease, future cash outlays relating to first quarter employee separations, and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

OPERATING EXPENSES

Sales and Marketing Expenses. For the three months ended June 30, 2001 and 2000, sales and marketing expenses were $3.1 million and $3.3 million, respectively, representing 35.6% and 42.3% of total revenues, respectively. For the six months ended June 30, 2001 and 2000, sales and marketing expenses were $6.6 million and $6.2 million, respectively, representing 38.8% and 41.1% of total revenues, respectively. The lower percentages of revenues resulted from effective management of our spending and headcount as reflected in our restructuring plan that was implemented in the first quarter of 2001. See "Restructuring Charge" above.

Product Development Expenses. For the three months ended June 30, 2001 and 2000, product development expenses were $1.5 million and $1.7 million, respectively, representing 17.7% and 22.6% of total revenues, respectively. For the six months ended June 30, 2001 and 2000, product development expenses were $3.2 million and $3.4 million, respectively, representing 19.0% and 22.9% of total revenues, respectively. The decreases in development expenses resulted from our continuous efforts to evaluate our development organization to ensure that appropriate resources are being allocated to our evolving product initiatives. We did not capitalize any software development costs during these periods, since the capitalizable portion was not significant.

General and Administrative Expenses. For the three months ended June 30, 2001 and 2000, general and administrative expenses were $1.2 million and $1.1 million, respectively, representing 14.5% and 14.4% of total revenues, respectively. For the six months ended June 30, 2001 and 2000, general and administrative expenses were $2.5 million and $2.2 million, respectively, representing 14.5% and 14.6% of total revenues, respectively.

OTHER INCOME, NET

For the three months ended June 30, 2001 and 2000, other income, net was $142,000 and $145,000, respectively, representing 1.6% and 1.9% of total revenues, respectively. For the six months ended June 30, 2001 and 2000, other income, net was $305,000 and $297,000, respectively, representing 1.8% and 2.0% of total revenues, respectively. Other income, net is primarily comprised of interest on invested securities.

INCOME TAX BENEFIT

In the second quarter of 2001, we revised our full year tax rate based on our most recent outlook for 2001, resulting in a tax benefit of $655,000. Excluding this tax benefit, the effective income tax rate for the three months ended June 30, 2001 and 2000 was a benefit of 44.9% and 48.5%, respectively. For the six months ended June 30, 2001 and 2000, the effective income tax rate was a benefit of 45.0% and 42.0%, respectively. The benefit has been recorded based upon our assessment at June 30, 2001 that it is more likely than not the recorded benefit of net operating losses will be realized through future earnings. Given consideration to the effects of alternative minimum tax, to fully realize the deferred tax assets, including that portion attributable to net operating losses, we must generate $9 million to $15 million in future taxable income prior to the expiration of net operating loss carryforwards, substantially all of which expire after 2018. Through our recent restructuring, we have made significant reductions in our operating expenses, which are believed to be substantial enough to produce sufficient future profitability, provided the current rate of revenue growth continues. Furthermore, approximately 50% of the accumulated net operating losses are attributable to either infrequent charges, such as the restructuring charge taken in the first quarter of 2001, or the Bridgeware acquisition, for which the goodwill and purchased technology were written off in 2000.

We periodically assess the likelihood of recovering the recorded value of the deferred tax asset from our future profitability. Our current assessment would likely change should expectations for the remainder of 2001 be revised to no longer anticipate a profit, in which case a valuation allowance offsetting the value of all, or a portion of, the $3.6 million deferred tax asset would be established.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through equity capital and cash generated from operations. As of June 30, 2001, we had $12.9 million of cash, cash equivalents and marketable securities.

The net change in cash, cash equivalents and marketable securities was positive cash flow of $994,000 for the six months ended June 30, 2001 compared to a reduction in cash flow of $2.1 million for the six months ended June 30, 2000, and was generated primarily from operations.

At June 30, 2001, we had working capital of $9.5 million. Accounts receivable, net of allowance for doubtful accounts, were $7.5 million and $11.5 million at June 30, 2001 and December 31, 2000, respectively. The decrease in the net accounts receivable balance resulted from lower volume of sales for the three months ended June 30, 2001 as compared to the three months ended December 31, 2000 and also from improved cash collection efforts as evidenced by the lower days outstanding. The average accounts receivable days outstanding was 79 days at June 30, 2001 as compared to 108 days at December 31, 2000. Deferred revenue decreased to $10.4 million at June 30, 2001, from $10.9 million at December 31, 2000. Deferred revenue principally relates to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

We believe that cash and cash equivalents, cash flow from operations and credit commitments will be sufficient to meet our currently anticipated working capital and capital expenditure requirements through at least the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

SFAS No. 141,  which  revises APB Opinion No. 16,  "Business  Combinations"  and
Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", requires that all business combinations be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. We do not expect this standard to have any impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS No.142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually. Consistent with the requirements to implement SFAS No. 142 at the beginning of fiscal years beginning after December 15, 2001, we will adopt the provisions of SFAS No. 142 in the first quarter of 2002. However, consistent with the requirements of the standard, goodwill and intangible assets acquired after June 30, 2001, if any, will be immediately subject to the new provisions. We believe the impact of this pronouncement, if any, will be immaterial to our consolidated financial position, results of operations or cash flows.

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

We resell various third-party products, including Microsoft Visual FoxPro, Microsoft SQL Server, Microsoft Project, products from Powerway, Best Software, ADS Inc., Interact Commerce and FRx, and bar code hardware and software. There can be no assurance that these third-party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

We have begun to distribute Made2Manage in international markets, primarily the United Kingdom. We have no significant experience in international markets, and there can be no assurance that such expansion can be successfully accomplished or that Made2Manage will be successfully adapted or accepted in the international markets. Additionally, we rely extensively on our distributor in the United Kingdom, NCR Corporation, formerly 4Front Technologies, Inc., to sell and service the United Kingdom market place. There can be no assurance that NCR Corporation will be able or successful in promoting, selling and servicing Made2Manage. At present, our international plans include only Canada and the United Kingdom.

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

Additionally, we rely extensively on our distributor in the United Kingdom, NCR Corporation, formerly 4Front Technologies, Inc., to sell and service the United Kingdom market place. There can be no assurance that NCR Corporation will be able or successful in promoting, selling and servicing Made2Manage.

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

SUBSTANTIAL CONTROL BY SINGLE SHAREHOLDER

As of July 31, 2001, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 20.2% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

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

SHARES ELIGIBLE FOR FUTURE SALE

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of July 31, 2001, we had 4,827,529 shares of common stock outstanding, of which 976,793 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of July 31, 2001, there were 2,088,226 options outstanding to purchase shares of common stock at a weighted average price of $5.91 per share under the Company's stock option plans, of which options to purchase 1,047,192 shares of common stock were then vested and exercisable. At July 31, 2001, we had reserved 318,137 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of July 31, 2001, 64,447 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc., Stock Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See Index to Exhibits.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001

MADE2MANAGE SYSTEMS, INC.


/s/ David B. Wortman                    /s/ Traci M. Dolan
--------------------------------        ----------------------------------------
David B. Wortman                        Traci M. Dolan
Chairman of the Board, President        Vice President, Finance and
and Chief Executive Officer             Administration, Chief Financial Officer,
(Principal Executive Officer)           Secretary and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                Index to Exhibits


Number Assigned
 in Regulation   Exhibit
 S-K Item 601    Number                Description of Exhibit
 ------------    ------                ----------------------

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

    (21)         21.1         List of Subsidiaries (Incorporated by reference to
                              December 31, 2000 Form 10-K.)