Form 10-Q
period 2001-09-30
MADE2MANAGE SYSTEMS INC
filed 2001-11-13
CIK 1038271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

                                       Or

 [   ]    Transition  report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from ______ to _______.

                         Commission file number: 0-23459


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

As of October 31, 2001, there were 4,833,441 shares of Common Stock, no par value, outstanding.

                            MADE2MANAGE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited)
          As of September 30, 2001 and December 31, 2000....................   3

          Condensed Consolidated Statements of Operations (Unaudited)
          For the Three and Nine Months Ended September 30, 2001 and 2000...   4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          For the Nine Months Ended September 30, 2001 and 2000.............   5

          Notes to Condensed Consolidated Financial Statements..............   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........  19

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..................................  20

          Signatures........................................................  21


                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              MADE2MANAGE SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                     (unaudited)

                                                      September 30,     December 31,
                                                           2001             2000
                                                      -------------     ------------

                                        ASSETS
Current assets:
    Cash and cash equivalents......................    $   6,758        $  11,336
    Marketable securities..........................        7,058              615
    Trade accounts receivable, net ................        7,135           11,532
    Prepaid expenses and other.....................        1,234            1,314
    Deferred income taxes..........................          215              215
                                                       ---------        ---------
       Total current assets........................       22,400           25,012

Property and equipment, net........................        2,945            4,679
Deferred income taxes..............................        3,327            2,054
                                                       ---------        ---------

       Total assets................................    $  28,672        $  31,745
                                                       =========        =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable...............................    $     691        $   1,197
    Accrued liabilities............................        1,922            2,741
    Deferred revenue...............................        9,978           10,342
                                                       ---------        ---------
       Total current liabilities...................       12,591           14,280

Deferred revenue...................................          642              544
                                                       ---------        ---------

       Total liabilities...........................       13,233           14,824
                                                       ---------        ---------

Shareholders' equity:
    Preferred stock, no par value; 2,000,000
       shares authorized, no shares issued
       and outstanding at September 30, 2001
       and December 31, 2000.......................          ---              ---
    Common stock, no par value; 10,000,000
       shares authorized, 4,833,441 and
       4,758,112 issued and outstanding at
       September 30, 2001 and December 31,
       2000, respectively..........................       22,561           22,486
    Accumulated deficit............................       (7,122)          (5,565)
                                                       ---------        ---------
       Total shareholders' equity..................       15,439           16,921
                                                       ---------        ---------
       Total liabilities and shareholders' equity..    $  28,672        $  31,745
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

                                          MADE2MANAGE SYSTEMS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share data)
                                                 (unaudited)


                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30,         September 30,
                                                                --------------------  --------------------
                                                                   2001       2000      2001       2000
                                                                ---------  --------   ---------  ---------

Revenues:
    Software..................................................  $   3,191  $   4,039  $  10,795  $  10,151
    Services..................................................      4,699      3,959     13,625     12,377
    Hardware..................................................        239        317        672        784
                                                                ---------  ---------  ---------  ---------
      Total revenues..........................................      8,129      8,315     25,092     23,312
                                                                ---------  ---------  ---------  ---------

Costs of revenues:
    Software..................................................        641        353      2,126      1,034
    Write-down and amortization of purchased technology.......        ---      1,212        ---      1,409
    Services..................................................      1,968      2,099      6,443      6,296
    Hardware..................................................        147        207        466        557
    Restructuring charge......................................        ---        ---        640        ---
                                                                ---------  ---------  ---------  ---------
      Total costs of revenues.................................      2,756      3,871      9,675      9,296
                                                                ---------  ---------  ---------  ---------

      Gross profit............................................      5,373      4,444     15,417     14,016
                                                                ---------  ---------  ---------  ---------

Operating expenses:
    Sales and marketing.......................................      2,828      3,355      9,422      9,520
    Product development.......................................      1,490      1,463      4,713      4,900
    General and administrative................................      1,114      1,158      3,570      3,337
    Write-down and amortization of goodwill...................        ---        763        ---        887
    Restructuring charge......................................        ---        ---        952        ---
                                                                ---------  ---------  ---------  ---------
      Total operating expenses................................      5,432      6,739     18,657     18,644
                                                                ---------  ---------  ---------  ---------

Operating loss................................................        (59)    (2,295)    (3,240)    (4,628)

Other income, net.............................................        104        159        409        456
                                                                ---------  ---------  ---------  ---------

Income (loss) before income taxes.............................         45     (2,136)    (2,831)    (4,172)

Income tax provision (benefit)................................         20       (646)    (1,274)    (1,502)
                                                                ---------  ---------  ---------  ---------

Net income (loss).............................................  $      25  $  (1,490) $  (1,557) $  (2,670)
                                                                =========  =========  =========  =========

Per share amounts:
    Basic:
      Net income (loss) per share.............................  $    0.01  $   (0.31) $   (0.32) $   (0.56)
                                                                =========  =========  =========  =========
      Weighted average shares outstanding.....................      4,828      4,746      4,820      4,735
                                                                =========  =========  =========  =========
    Diluted:
      Net income (loss) per share.............................  $    0.01  $   (0.31) $   (0.32) $   (0.56)
                                                                =========  =========  =========  =========
      Weighted average shares outstanding.....................      4,876      4,746      4,820      4,735
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


                                         MADE2MANAGE SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                (unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                        -----------------
                                                                                         2001        2000
                                                                                        ------------------
Operating activities:
    Net loss........................................................................  $  (1,557) $  (2,670)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation.................................................................      1,471      1,365
       Restructuring charge related to write-down of impaired property & equipment..        781        ---
       Write-down and amortization of purchased technology and goodwill.............        ---      2,296
       Provision for doubtful accounts..............................................        611        683
       Changes in assets and liabilities:
          Trade accounts receivable.................................................      3,786     (2,748)
          Prepaid expenses and other................................................         80        512
          Deferred income taxes.....................................................     (1,273)    (1,525)
          Accounts payable..........................................................       (506)         4
          Accrued liabilities.......................................................       (819)       253
          Deferred revenue..........................................................       (266)       379
                                                                                      ---------- ---------
       Net cash provided by (used in) operating activities..........................      2,308     (1,451)
                                                                                      ---------  ---------

Investing activities:
    Purchases of property and equipment.............................................       (518)    (1,488)
    Purchases of marketable securities..............................................    (12,150)   (11,016)
    Sales of marketable securities..................................................      5,707      5,541
                                                                                      ---------  ---------
       Net cash used in investing activities........................................     (6,961)    (6,963)
                                                                                      ---------  ---------

Financing activities:
    Proceeds from issuance of common stock..........................................         64         84
    Proceeds from exercise of stock options.........................................         11        463
                                                                                      ---------  ---------
       Net cash provided by financing activities....................................         75        547
                                                                                      ---------  ---------

Change in cash and cash equivalents.................................................     (4,578)    (7,867)
Cash and cash equivalents, beginning of period......................................     11,336     12,610
                                                                                      ---------  ---------
Cash and cash equivalents, end of period............................................  $   6,758  $   4,743
                                                                                      =========  =========

                            The accompanying notes are an integral part of these
                               condensed consolidated financial statements.

                            MADE2MANAGE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Description of Business

Made2Manage Systems Inc. (the "Company"), an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise software for mid-market manufacturers located primarily in the United States. The Company is dependent upon its principal product, the Made2Manage(R) Enterprise Business System, which provides fully integrated solutions automating all business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning ("M2M(TM) ERP"), Made2Manage Supply Chain Management ("M2M SCM"), Made2Manage Customer Relationship Management ("M2M CRM"), Made2Manage Business Intelligence ("M2M BI"), Made2Manage Enterprise Portal ("M2M VIP"), and Made2Manage Enterprise Integration ("M2M Link"). The system is supported by a host of user services, including Made2Manage Expert ("M2M Expert"), the Web site which provides the Company's customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

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

3. Restructuring

During the first quarter of 2001, management approved a restructuring plan designed to align the Company's operations with the current technology and economic environment. Elements of the restructuring plan include (i) facilities rationalization as a result of increased market acceptance of the Company's online education offerings, (ii) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (iii) employee separations across functional areas of the Company. In connection with the restructuring, the Company recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $484,000 was paid as of September 30, 2001, and related asset impairments of $781,000. The restructuring liability is recorded as a current liability in the condensed consolidated balance sheet and represents the Company's best estimate of non-recoverable costs and expenses associated with facilities marketed for sublease, future cash outlays relating to first quarter employee separations, and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

4. Income Tax Provision (Benefit)

For the three months ended September 30, 2001 and 2000, the effective income tax rate was 44.4% and 30.2%, respectively. For the nine months ended September 30, 2001 and 2000, the effective income tax rate was a benefit of 45.0% and 36.0%, respectively. The effective rate was lower in 2000 due to the write-down of goodwill, which was not tax deductible.

The income tax benefit has been recorded based upon management's assessment at September 30, 2001 that it is more likely than not the recorded benefit of net operating losses will be realized through future earnings. Given consideration to the effects of alternative minimum tax, to fully realize the deferred tax assets, including that portion attributable to net operating losses, the company must generate $9 million to $15 million in future taxable income prior to the expiration of net operating loss carryforwards, substantially all of which expire after 2018. Through its recent restructuring, management has made significant reductions in its operating expenses, which are believed to be substantial enough to produce sufficient future profitability, provided the current rate of revenue growth continues. Furthermore, approximately 50% of the accumulated net operating losses are attributable to either infrequent charges, such as the restructuring charge taken in the first quarter of 2001, or the Bridgeware acquisition, for which the goodwill and purchased technology were written off in 2000.

Quarterly, management evaluates the weight of evidence regarding the realizability of deferred tax assets through future profitability, and at September 30, 2001, management believes the weight of evidence still favors the realization of these assets. Should management's current assessment of future profitability change for the fourth quarter or beyond, a valuation allowance offsetting the value of substantially all of the $3.5 million deferred tax asset would likely be established. If such a valuation allowance is recorded, which could occur in any future quarter, it would be reflected as tax expense and accordingly reduce net income or increase net loss by a corresponding amount.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance, business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise software for mid-market manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, the Made2Manage(R) Enterprise Business System ("Made2Manage"), provides fully integrated solutions automating all business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning ("M2M(TM) ERP"), Made2Manage Supply Chain Management ("M2M SCM"), Made2Manage Customer Relationship Management ("M2M CRM"), Made2Manage Business Intelligence ("M2M BI"), Made2Manage Enterprise Portal ("M2M VIP"), and Made2Manage Enterprise Integration ("M2M Link"). The system is supported by a host of user services, including Made2Manage Expert ("M2M Expert"), the Web site which provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

Made2Manage is sold in the United States, Canada and the United Kingdom. Currently, approximately 99% of our revenues are derived from customers in the United States.

Our revenues are derived from software licenses, services and hardware. Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement. Services revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Services revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenues from these services as they are performed. Beginning in 2001, virtual and classroom education courses are offered via Made2Manage University ("M2M University"), a subscription-based education program which is accessible through M2M Expert and is recognized ratably over the contract term. Subscription revenues from M2M VIP are also reflected in service revenues and are recognized ratably over the subscription period. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with Made2Manage and constitute a relatively small component of total revenues.

Software revenues for a particular quarter depend substantially on orders received and products shipped in that quarter. Furthermore, large orders may be significant to operating income in the quarter in which the corresponding revenue is recognized.

Results of Operations

The following table sets forth the percentage of total revenues and percent increase or decrease from the prior year dollar amount represented by certain items included in our unaudited condensed consolidated statements of operations for the periods indicated.

                                           Three Months Ended    Percent     Nine Months Ended    Percent
                                              September 30,      Increase      September 30,      Increase
                                             2001       2000    (Decrease)    2001      2000     (Decrease)
                                           -------    -------   ----------  -------    -------   ----------

Revenues:
    Software.............................     39.3%      48.6%    (21.0)%      43.0%      43.5%       6.3%
    Services.............................     57.8       47.6      18.7        54.3       53.1       10.1
    Hardware.............................      2.9        3.8     (24.6)        2.7        3.4      (14.3)
                                           -------    -------               -------    -------
       Total revenues....................    100.0      100.0      (2.2)      100.0      100.0        7.6
                                           -------    -------               -------    -------
Costs of revenues:
    Software.............................      7.9        4.3      81.6         8.5        4.4      105.6
    Purchased technology.................      ---       14.6    (100.0)        ---        6.1     (100.0)
    Services.............................     24.2       25.2      (6.2)       25.7       27.0        2.3
    Hardware.............................      1.8        2.5     (29.0)        1.9        2.4      (16.3)
    Restructuring charge.................      ---        ---        NM         2.5        ---         NM
                                           -------    -------               -------    -------
       Total costs of revenues...........     33.9       46.6     (28.8)       38.6       39.9        4.1
                                           -------    -------               -------    -------
       Gross profit......................     66.1       53.4      20.9        61.4       60.1       10.0
                                           -------    -------               -------    -------
Operating expenses:
    Sales and marketing..................     34.8       40.3     (15.7)       37.5       40.9       (1.0)
    Product development..................     18.3       17.6       1.8        18.8       21.0       (3.8)
    General and administrative...........     13.7       13.9      (3.8)       14.2       14.3        7.0
    Goodwill.............................      ---        9.2    (100.0)        ---        3.8     (100.0)
    Restructuring charge.................      ---        ---        NM         3.8        ---         NM
                                           -------    -------               -------    -------
       Total operating expenses..........     66.8       81.0     (19.4)       74.3       80.0        0.1
                                           -------    -------               -------    -------
Operating loss...........................     (0.7)     (27.6)     97.4       (12.9)     (19.9)      30.0
Other income, net .......................      1.3        1.9     (34.6)        1.6        2.0      (10.3)
                                           -------    -------               -------    -------
Income (loss) before income taxes........      0.6      (25.7)    102.1       (11.3)     (17.9)      32.1
Income tax provision (benefit)...........      0.3       (7.8)    103.1        (5.1)      (6.4)      15.2
                                           -------    -------               -------    -------
Net income (loss)........................      0.3%     (17.9)%   101.7%       (6.2)%    (11.5)%     41.7%
                                           =======    =======               =======    =======

NM - Not meaningful.

Comparison of Three and Nine Months Ended September 30, 2001 and 2000

Revenues

Revenues are derived from software, services and hardware. For the three months ended September 30, 2001, total revenues decreased by $186,000, or 2.2%, to $8.1 million from $8.3 million for the three months ended September 30, 2000. Software licenses experienced a decline in the third quarter of 2001 compared to the same period for the prior year, which was partially offset by increased services. For the nine months ended September 30, 2001, total revenues increased by $1.8 million, or 7.6%, to $25.1 million from $23.3 million for the nine months ended September 30, 2000. Services continued to be a growing source of revenues in addition to increased software licenses for the first nine months of 2001 compared to the first nine months of the prior year. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. For the three months ended September 30, 2001, software revenues decreased by $848,000, or 21.0%, to $3.2 million from $4.0 million for the three months ended September 30, 2000. Software revenues constituted 39.3% and 48.6% of total revenues for the three months ended September 30, 2001 and 2000, respectively. The decline in the third quarter of 2001 compared to the same period for the prior year was largely in sales to the installed base, as customers reduced discretionary spending for additional licenses and optional modules in light of the weakened economy. The volume of new system sales to prospective customers was also negatively impacted by the events of September 11, 2001, as manufacturers postponed major expenditures during this uncertain period. For the nine months ended September 30, 2001, software revenues increased by $644,000, or 6.3%, to $10.8 million from $10.2 million for the nine months ended September 30, 2000, constituting 43.0% and 43.5% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in the first nine months of 2001 over the same period for the prior year was principally due to an increase in the average order size of new system sales, which offset the decrease in the number of new system sales. The larger average order size was driven by a higher number of users, an expanded suite of enterprise application solution offerings, and increased third party software sales. Third party software sales comprised 17% of total software revenues for the nine months ended September 30, 2001 as compared to 9% during the same prior-year period.

Services Revenues. For the three months ended September 30, 2001, services revenues increased by $740,000, or 18.7%, to $4.7 million from $4.0 million for the three months ended September 30, 2000. These revenues constituted 57.8% and 47.6% of total revenues for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, services revenues increased by $1.2 million, or 10.1%, to $13.6 million from $12.4 million for the nine months ended September 30, 2000, constituting 54.3% and 53.1% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The increases in 2001 over the same periods for the prior year resulted primarily from support fees from an expanded installed base.

Hardware Revenues. For the three months ended September 30, 2001, hardware revenues decreased by $78,000, or 24.6%, to $239,000 from $317,000 for the three months ended September 30, 2000. These revenues constituted 2.9% and 3.8% of total revenues for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, hardware revenues decreased by $112,000, or 14.3%, to $672,000 from $784,000 for the nine months ended September 30, 2000, constituting 2.7% and 3.4% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The type of hardware equipment we sell is limited to bar-coding and data collection equipment necessary to utilize certain features of Made2Manage.

International Revenues. For the three months ended September 30, 2001 and 2000, international revenues totaled $57,000 and $44,000, respectively, representing 0.7% and 0.5% of total revenues, respectively. In the first nine months of 2001, international revenues totaled $120,000 and represented 0.5% of total revenues as compared to $197,000, or 0.8% of total revenues, for the nine months ended September 30, 2000.

Costs of Revenues

Costs of Software Revenues. For the three months ended September 30, 2001 and 2000, costs of software revenues totaled $641,000 and $353,000, respectively, resulting in gross profit margins of 79.9% and 91.3% of software revenues, respectively. For the nine months ended September 30, 2001 and 2000, costs of software revenues totaled $2.1 million and $1.0 million, respectively, resulting in gross profit margins of 80.3% and 89.8% of software revenues, respectively. The decrease in the gross profit percentages was due to a greater proportion of software revenues being generated from third party product, which is lower margin product.

Write-Down and Amortization of Purchased Technology and Goodwill. In August 1998, we acquired our Bridgeware subsidiary, which gave rise to the purchased technology asset and related goodwill. During the third quarter of 2000, we decided to accelerate development of an integrated multi-level planning suite which largely replaced the acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill, which were written down to net realizable value. The non-cash write-down and amortization of purchased technology was $1.2 million in the third quarter of 2000 and $1.4 million in the first nine months of 2000. For the three and nine months ended September 30, 2000, the non-cash write-down and amortization of goodwill was $763,000 and $887,000, respectively. There was no amortization of purchased technology or goodwill in 2001, which were fully amortized in 2000.

Costs of Services Revenues. For the three months ended September 30, 2001 and 2000, costs of services revenues totaled $2.0 million and $2.1 million, respectively, resulting in gross profit margins of 58.1% and 47.0% of services revenues, respectively. For the nine months ended September 30, 2001 and 2000, costs of services revenues totaled $6.4 million and $6.3 million, respectively, resulting in gross profit margins of 52.7% and 49.1% of services revenues, respectively. The improvement in the gross profit percentages was largely due to the restructuring plan that was implemented in the first quarter of 2001. See "Restructuring Charge" below.

Costs of Hardware Revenues. For the three months ended September 30, 2001 and 2000, costs of hardware revenues totaled $147,000 and $207,000, respectively. Gross profit margins from hardware were 38.5% and 34.7% of hardware revenues for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, costs of hardware revenues totaled $466,000 and $557,000, respectively. Gross profit margins were 30.7% and 29.0% of hardware revenues for the nine months ended September 30, 2001 and 2000, respectively.

Restructuring Charge. During the first quarter of 2001, management approved a restructuring plan designed to align our operations with the current technology and economic environment. Elements of the restructuring plan include (i) facilities rationalization as a result of increased market acceptance of our online education offerings, (ii) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (iii) employee separations across most functional areas of the company. In connection with the restructuring, we recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $484,000 was paid as of September 30, 2001, and related asset impairments of $781,000. The restructuring liability is recorded as a current liability in the condensed consolidated balance sheet and represents our best estimate of non-recoverable costs and expenses associated with facilities marketed for sublease, future cash outlays relating to first quarter employee separations, and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

Operating Expenses

Sales and Marketing Expenses. For the three months ended September 30, 2001 and 2000, sales and marketing expenses were $2.8 million and $3.4 million, respectively, representing 34.8% and 40.3% of total revenues, respectively. For the nine months ended September 30, 2001 and 2000, sales and marketing expenses were $9.4 million and $9.5 million, respectively, representing 37.5% and 40.9% of total revenues, respectively. The lower percentages of total revenues resulted from effective management of our spending and headcount as reflected in our restructuring plan that was implemented in the first quarter of 2001. See "Restructuring Charge" above.

Product Development Expenses. For both the three months ended September 30, 2001 and 2000, product development expenses totaled $1.5 million, representing 18.3% and 17.6% of total revenues, respectively. For the nine months ended September 30, 2001 and 2000, product development expenses were $4.7 million and $4.9 million, respectively, representing 18.8% and 21.0% of total revenues, respectively. The decrease in development expenses resulted from our continuous efforts to evaluate our development organization to ensure that appropriate resources were being allocated to our evolving product initiatives. We did not capitalize any software development costs during these periods, since the capitalizable portion was not significant.

General and Administrative Expenses. For the three months ended September 30, 2001 and 2000, general and administrative expenses were $1.1 million and $1.2 million, respectively, representing 13.7% and 13.9% of total revenues, respectively. For the nine months ended September 30, 2001 and 2000, general and administrative expenses were $3.6 million and $3.3 million, respectively, representing 14.2% and 14.3% of total revenues, respectively. The increase in general and administrative expenses was largely attributable to enhanced investor relations activities and public company related expenditures.

Other Income, Net

For the three months ended September 30, 2001 and 2000, other income, net was $104,000 and $159,000, respectively, representing 1.3% and 1.9% of total revenues, respectively. For the nine months ended September 30, 2001 and 2000, other income, net was $409,000 and $456,000, respectively, representing 1.6% and 2.0% of total revenues, respectively. Other income, net is primarily comprised of interest on invested securities.

Income Tax Provision (Benefit)

For the three months ended September 30, 2001 and 2000, the effective income tax rate was 44.4% and 30.2%, respectively. For the nine months ended September 30, 2001 and 2000, the effective income tax rate was a benefit of 45.0% and 36.0%, respectively. The effective rate was lower in 2000 due to the write-down of goodwill, which was not tax deductible.

The benefit has been recorded based upon our assessment at September 30, 2001 that it is more likely than not the recorded benefit of net operating losses will be realized through future earnings. Given consideration to the effects of alternative minimum tax, to fully realize the deferred tax assets, including that portion attributable to net operating losses, we must generate $9 million to $15 million in future taxable income prior to the expiration of net operating loss carryforwards, substantially all of which expire after 2018. Through our recent restructuring, we have made significant reductions in our operating expenses, which are believed to be substantial enough to produce sufficient future profitability, provided the current rate of revenue growth continues. Furthermore, approximately 50% of the accumulated net operating losses are attributable to either infrequent charges, such as the restructuring charge taken in the first quarter of 2001, or the Bridgeware acquisition, for which the goodwill and purchased technology were written off in 2000.

Quarterly, we evaluate the weight of evidence regarding the realizability of deferred tax assets through future profitability, and at September 30, 2001, we believe the weight of evidence still favors the realization of these assets. Should our current assessment of future profitability change for the fourth quarter or beyond, a valuation allowance offsetting the value of substantially all of the $3.5 million deferred tax asset would likely be established. If such a valuation allowance is recorded, which could occur in any future quarter, it would be reflected as tax expense and accordingly reduce net income or increase net loss by a corresponding amount.

Liquidity and Capital Resources

We have funded our operations primarily through equity capital and cash generated from operations. As of September 30, 2001, we had $13.8 million of cash, cash equivalents and marketable securities.

The net change in cash, cash equivalents and marketable securities was positive cash flow of $1.9 million for the nine months ended September 30, 2001 compared to a reduction in cash flow of $2.4 million for the nine months ended September 30, 2000 and was generated primarily from operations.

At September 30, 2001, we had working capital of $9.8 million. Accounts receivable, net of allowance for doubtful accounts, were $7.1 million and $11.5 million at September 30, 2001 and December 31, 2000, respectively. The decrease in the net accounts receivable balance resulted from improved cash collection efforts, as evidenced by our lower days outstanding, and lower volume of sales for the three months ended September 30, 2001 as compared to the three months ended December 31, 2000. The average accounts receivable days outstanding was 79 days at September 30, 2001 as compared to 108 days at December 31, 2000. Deferred revenue decreased to $10.6 million at September 30, 2001, from $10.9 million at December 31, 2000. Deferred revenue principally relates to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months.

We believe that cash and cash equivalents and cash flow from operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements through at least the next twelve months.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually.
Consistent with the requirements to implement SFAS 142 at the beginning of fiscal years beginning after December 15, 2001, we will adopt the provisions of SFAS 142 in the first quarter of 2002. However, consistent with the requirements of the standard, goodwill and intangible assets acquired after June 30, 2001, if any, will be immediately subject to the new provisions. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143, which amends Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. It eliminates the APB 30 requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

Business Environment and Risk Factors

In addition to other information contained in this report, the following factors could affect our actual results and could cause such results to differ materially from those achieved in the past or expressed in our forward-looking statements.

Fluctuations of Quarterly Operating Results; Seasonality

We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. A substantial portion of our software license revenues in each quarter is from licenses signed and product shipped in that quarter, and such revenues historically have been recorded largely in the third month of the quarter, with a concentration of revenues mostly in the last week of that third month. Accordingly, our quarterly results of operations are difficult to predict, and delays in closings of sales near the end of a quarter or product delivery could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. In addition, we have experienced a seasonal pattern in our operating results, with the fourth quarter typically having the highest total revenues and operating income and the first quarter having historically reported lower revenues and operating income compared to the fourth quarter of the preceding year. There is no guarantee that this seasonality will continue.

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

Our business depends substantially upon the software expenditures of mid-market manufacturers, which in part depend upon the demand for such manufacturers' products. An economic slow-down or other adverse event affecting manufacturing industries in the United States could impact such demand, causing manufacturers in our target market to curtail or postpone capital expenditures for business information systems. Any adverse change in the amount or timing of software expenditures by our target customers could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Third-party Technologies

Made2Manage uses a variety of third-party technologies, including operating systems, tools and other applications developed and supported by Microsoft Corporation ("Microsoft"). There can be no assurance that Microsoft will continue to support the operating systems, tools and other applications utilized by Made2Manage or that they will continue to be widely accepted in our target market. Made2Manage relies heavily on Microsoft Visual Studio and Microsoft SQL Server, and there can be no assurance that Microsoft will not discontinue or otherwise fail to support Visual Studio or SQL Server or any of its components. In addition, we use a number of other programming tools and applications, including ActiveX, OLE, ODBC, OLEDB, MSMQ, and Internet Information Server from Microsoft. Additionally, we use Visual Objects from Computer Associates and certain optimization software from ILOG Inc.

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

Our Board of Directors believes that it is imperative to diminish the inevitable distraction of key executive employees by the personal uncertainties and risks created by a pending or threatened change in control. In order to encourage such executives' full undivided time, attention, loyalty, and dedication, the Board of Directors has approved the Made2Manage Systems, Inc., Executive Salary Continuation Plan (the "Salary Continuation Plan"). Pursuant to the terms of the Salary Continuation Plan, we have entered into agreements with the President and each of the Vice Presidents of the company pursuant to which each of them will receive certain severance payments in the event their employment with the company is terminated within twelve months of a change in control or ownership of the company.

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

Substantial Control by Single Shareholder

As of October 31, 2001, Hambrecht & Quist ("H&Q") and its affiliates, as a group, beneficially owned approximately 16.7% of our outstanding common stock. As a result, H&Q and its affiliates will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

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

Our Board of Directors believes that it is imperative to diminish the inevitable distraction of key executive employees by the personal uncertainties and risks created by a pending or threatened change in control. In order to encourage such executives' full undivided time, attention, loyalty, and dedication, the Board of Directors has approved the Made2Manage Systems, Inc., Executive Salary Continuation Plan (the "Salary Continuation Plan"). Pursuant to the terms of the Salary Continuation Plan, we have entered into agreements with the President and each of the Vice Presidents of the company pursuant to which each of them will receive certain severance payments in the event their employment with the company is terminated within twelve months of a change in control or ownership of the company.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of October 31, 2001, we had 4,833,441 shares of common stock outstanding, of which 807,606 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of October 31, 2001, there were 2,033,059 options outstanding to purchase shares of common stock at a weighted average price of $5.95 per share under the Company's stock option plans, of which options to purchase 1,140,743 shares of common stock were then vested and exercisable. At October 31, 2001, we had reserved 411,613 shares of common stock for future grant under the Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of October 31, 2001, 70,359 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Made2Manage Systems, Inc., Stock Option Plan and Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits
               See Index to Exhibits.

          (b)  Reports on Form 8-K
               The Company filed a Current Report on Form 8-K dated July 25, 2001, to report under Item 5 the designation of Rudolf J. Herrmann to the Company's board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001

MADE2MANAGE SYSTEMS, INC.



/s/ David B. Wortman                        /s/ Traci M. Dolan
------------------------------------        ------------------------------------
David B. Wortman                            Traci M. Dolan
Chairman of the Board, President            Vice President, Finance and
and Chief Executive Officer                 Administration, Chief Financial
(Principal Executive Officer)               Officer, Secretary and Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                Index to Exhibits


Number Assigned
 in Regulation        Exhibit
 S-K Item 601         Number
---------------       -------

     (2)               2.0                Stock Purchase Agreement, dated August
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

     (4)               4.1                Specimen Stock  Certificate for Common
                                          Stock  (Incorporated  by  reference to
                                          Registration  Statement  on Form  S-1,
                                          Registration No. 333-38177.)
                       4.2                Other rights of  securities  holders -
                                          see  Exhibits  3.1  and  3.2

     (10)             10.12               Form  of  Made2Manage  Systems,  Inc.,
                                          Stock Option  Agreement  (Incorporated
                                          by  reference  to  Exhibit   10.16  to
                                          Registration  Statement  on Form  S-1,
                                          Registration No. 333-38177.)
                      10.18               Made2Manage  Systems,  Inc.,  Employee
                                          Stock Purchase Plan  (Incorporated  by
                                          reference   to   Exhibit    10.22   to
                                          Registration  Statement  on Form  S-1,
                                          Registration No. 333-38177.)
                      10.30               1999   Made2Manage   Systems,    Inc.,
                                          Employee     Stock     Option     Plan
                                          (Incorporated  by  reference  to March
                                          31, 1999 Form 10-Q.)
                      10.31               Amendment  to  the  1999   Made2Manage
                                          Systems,  Inc.,  Employee Stock Option
                                          Plan  (Incorporated  by  reference  to
                                          March 31, 2000 schedule 14-a, appendix
                                          1.)
                      10.34               Made2Manage  Systems,  Inc., Executive
                                          Salary   Continuation   Plan

     (21)             21.1                List of Subsidiaries  (Incorporated by
                                          reference  to  December  31, 2000 Form
                                          10-K.)