Form 10-K
period 2001-12-31
MADE2MANAGE SYSTEMS INC
filed 2002-03-25
CIK 1038271

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

 [   ]         TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 ----- For the transition period from ___ to ___

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 1, 2002, as reported on The Nasdaq Stock Market(R) was $21,812,552. Common stock held by executive officers, directors and persons who are known to own 10% or more of the outstanding common stock have been excluded from the computation as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2002, the registrant had 4,866,260 shares of common stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

================================================================================

                 (This page has been left blank intentionally.)

                                Table of Contents
                            Made2Manage Systems, Inc.
                                    Form 10-K


PART I.....................................................................1

  ITEM 1. BUSINESS.........................................................1
           General.........................................................1
           Markets and Customers...........................................1
           Sales and Marketing.............................................1
           The Product.....................................................1
           Product Development.............................................3
           Service and Support.............................................4
           Competition.....................................................4
           Intellectual Property...........................................5
           Employees.......................................................5
           Executive Officers of the Registrant............................5
  ITEM 2. PROPERTIES.......................................................6
  ITEM 3. LEGAL PROCEEDINGS................................................6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............6

PART II....................................................................7

  ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS..............................................7
  ITEM 6. SELECTED FINANCIAL DATA..........................................8
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................9
           Overview........................................................9
           Results of Operations..........................................10
           Comparisons of Years Ended December 31, 2001, 2000 and 1999....10
           Liquidity and Capital Resources................................13
           Key Accounting Policies........................................14
           Recently Issued Accounting Pronouncements......................15
           Business Environment and Risk Factors..........................16
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....23
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................24
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................40

PART III..................................................................41

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............41
  ITEM 11. EXECUTIVE COMPENSATION.........................................41
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.................................................41
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................41

PART IV...................................................................42

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K....................................................42

                 (This page has been left blank intentionally.)

                                     PART I
ITEM 1. Business.

General

Made2Manage Systems, Inc., an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise business systems for mid-market manufacturers located primarily in the United States. Our principal product, the Made2Manage(R) Enterprise Business System, provides fully integrated solutions that manage a manufacturer's entire business environment, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support.

Markets and Customers

Our target market consists primarily of mid-market manufacturers, defined as entities with annual revenues of up to $250 million, that are engaged in discrete manufacturing such as engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Discrete manufacturers fabricate and assemble parts into a finished product as distinguished from process manufacturers, which combine raw materials to create finished products. Engineer-to-order manufacturing is a subset of make-to-order where the product is expressly designed and manufactured to meet a customer's unique requirements, often as a "one-time" item. Make-to-order manufacturing involves fabricating and assembling products that are either standardized or that meet a customer's unique specifications. Assemble-to-order manufacturing involves assembling products that meet a customer's unique specifications from standard, or stock, sub-component parts. Make-to-stock refers to manufacturing in which standard products are fabricated, assembled and placed in finished goods inventory based on projected customer demand. Many manufacturing processes involve a combination of some or all of these production techniques.

Based on data published by Dun & Bradstreet Corporation, we believe that there are over 150,000 manufacturing operations in the United States, Canada and the United Kingdom that meet our target market parameters.

Sales and Marketing

We market our products and services in the United States, Canada and the United Kingdom. We have licensed the Made2Manage Enterprise Business System for use at more than 1,600 manufacturing sites, primarily in the United States. Currently, approximately 99% of our revenues are derived from customers in North America. We use direct sales representatives, supported by regional managers and manufacturing applications consultants, and a network of Value Added Resellers ("VARs"). We have experienced in the past, and expect to experience in the future, a seasonal pattern in our sales, with the fourth quarter typically having the highest total sales and the first quarter having the lowest sales.

The Product

Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise software for mid-market manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, the Made2Manage Enterprise Business System, provides fully integrated solutions automating all business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning ("M2M(TM) ERP"), Made2Manage Supply Chain Management ("M2M SCM"), Made2Manage Customer Relationship Management ("M2M CRM"), Made2Manage Business Intelligence ("M2M BI"), Made2Manage Enterprise Portal ("M2M VIP"), and Made2Manage Enterprise Integration ("M2M Link"). The system is supported by a host of user services, including M2M Expert, the Web site which provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses. A brief description of each of these applications follows:

M2M  ERP.  M2M  ERP  is  a  comprehensive  back-office  system  that  integrates
production  processes  into  one  application  to  provide   manufacturers  with
real-time visibility into their operations. Features of M2M ERP include:

     o Sales and Distribution: Provides the ability to track sales, quotes and order activity, to ship the order and to communicate with the customer regarding status of the order. Sales Order Processing manages the activities from the time the customer confirms the order, into production and through shipment, including acknowledging the order, receiving stock materials and handling multiple releases and partial shipments. The Rules-Based Product Configurator allows the sales person to guide customers through specific product choices to precisely meet their product needs while assuring that quotes meet profitability and production guidelines.
     o Engineering: Designed to help engineers accomplish their tasks more efficiently and better coordinate with manufacturing and other parts of the organization. It includes Engineering Change Management which helps ensure that personnel follow proper change procedures during approval and implementation. It also provides information to help identify the impact that changes will have on the organization. Other features include a data interface to AutoCAD(R) that prevents engineering from entering the same information twice and a graphical Bill of Material creation and editing tool.
     o Production Management: Facilitates the coordination, execution and monitoring of the manufacturing process. Job orders drive material and production requirements and track jobs through the production process. Job orders identify the part number, the bill of material, the routing, the status and the job packet (i.e., the set of instructions, diagrams and photographs required to manufacture the part). Actual material and labor costs are tracked to jobs during the production process, typically using bar coding technology.
     o Quality Management: Provides capabilities that help manufacturers conform to the requirements of their customers. Through our relationship with Powerway, Inc., the Made2Manage Enterprise Business System offers tools to help manufacturers achieve and maintain ISO9000 and other quality standards compliance through document authoring, document management, and statistical process control software tools.
     o Financial Management: Designed to be fully integrated with the other functions of the Made2Manage Enterprise Business System. Up-to-date records of income, expenses and financial commitments flow through the product's extensive library of financial reports. Standard features include Accounts Receivable, Accounts Payable, Cash Flow Forecasting and Job Order Costing. The General Ledger integrates the monetary flow from all aspects of the Made2Manage Enterprise Business System. "Drill-down" features, available throughout the product, finely detail many areas, such as cost attributes of work in process, inventory and product shipped.
     o Human Resources: Includes payroll and personnel tracking that integrate the Made2Manage Enterprise Business System with applications from leading providers ADP(R) and Best Software. The interface to ADP provides users who prefer to outsource payroll with an alternative that minimizes double data entry. For customers who prefer to manage their own payroll internally, the Made2Manage Enterprise Business System offers Best Software's Abra(R) as well as their Human Resources applications.

M2M SCM. M2M SCM helps manufacturers improve performance and increase profitability by optimizing their supply chains. It includes Materials Requirements Planning for controlling inventory procurement and production job creation, as well as infinite and finite production scheduling. Our Advanced Planning and Scheduling capabilities, acquired with our subsidiary, Bridgeware Inc., enable planners to consider both materials and capacity constraints at the same time as building their production plans. Demand Planning does best fit curve analysis to provide useful demand forecasts. Execution level support is provided through functions that include cycle counting functionality, physical inventory capabilities and on-hand availability. Lot Control enables companies to track raw materials, sub-assemblies and final assemblies to their origins.

M2M CRM. M2M CRM provides the tools manufacturers need to attract and retain more customers by automating sales, marketing and customer service activities. It provides capabilities for tracking all aspects of the customer relationship, especially the selling process. M2M CRM software tracks all contacts, proposals, quotations, interactions, and data associated with any customer.

M2M BI. M2M BI converts raw data into valuable information in easy-to-understand and easy-to-use reports to help manufacturers make better, faster decisions. The Executive Information System provides management with a tool to promote high level planning. Executives are able to obtain an overview of their entire business, with automatic data retrieval from sales, production and finance. Performance and exception results are generated in report or graphical format, and can be easily customized or exported to spreadsheets, word processors and other business tools. Data Refinery allows for the aggregation and analysis of company operating data. Made2Manage Explorer lets executives drill quickly down into any business document and see out of tolerance conditions within the facility.

M2M VIP. M2M VIP is a hybrid-hosted Enterprise Portal service that extends the reach of a manufacturer's enterprise business system to engage customers, suppliers, partners and employees. M2M VIP enables manufacturers to reduce costs and strengthen their supply chain.

M2M Link. M2M Link allows manufacturers to automate communications between their enterprise business system and other business systems or trading exchanges. It uses the latest Microsoft(R).NET technology to transfer EDI documents, XML and flat files.

     The Made2Manage Enterprise Business System is an enterprise-wide, client/server software solution designed for use on PCs running Windows XP, Windows 2000, Windows ME, or Windows 98 over networks that utilize Windows 2000 or Novell Netware servers. It is a native 32-bit application with an object-oriented structure developed using Microsoft Visual Studio. The object-oriented, standards-based architecture shortens development cycles, reduces costs of product enhancements, opens the product for use with other applications, such as Microsoft Office, and provides a more efficient environment for customer support. Additionally, the Made2Manage Enterprise Business System is available via the Internet through a hosted application service provider option.

The Made2Manage Enterprise Business System is designed to enable users to do their jobs more effectively on a consistent basis. The Made2Manage Enterprise Business System provides a set of applications specific to the demands of our target market. We believe these unique features include:

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

Product Development

We seek to enhance our competitive position by incorporating additional functionality in the Made2Manage Enterprise Business System to meet the evolving needs of manufacturers in our target market. Product enhancement ideas originate from existing customers, prospective customers and industry trend analysis. Input is collected through surveys, interviews, user groups and customer service and support activities. We analyze this input and identify changes for future product releases. Our product development personnel have experience in software development, quality assurance and documentation and are familiar with the specific business areas addressed by the changes.

Our development methodology incorporates comprehensive quality assurance procedures. A substantial component of our development budget is allocated to quality assurance. Our testing processes include component level tests, unit tests, posting tests, validation tests, regression tests, installation tests, CD tests and production tests. We maintain risk assessment documents throughout the development process to identify potential roadblocks to a timely and quality release early enough to allow corrective action. Criterion-based, (as opposed to date-based) release guidelines help ensure consistent release quality.

Our product development expenditures were $6.2 million in 2001, $6.4 million in 2000, and $6.5 million in 1999. Development costs were expensed as incurred.

Software design and development is a complicated process, and there can be no assurance that we will be able to complete features and products currently under development in a timely manner or to develop features and products that find market acceptance in the future.

Service and Support

We offer a full complement of services that allow our customers to maximize the benefits that they receive from using the Made2Manage Enterprise Business System, including implementation assistance using our Time2Value(R) tools and services, customer support and education programs.

Time2Value Tools and Services

Time2Value tools and services are designed to help the manufacturer achieve a quick, successful implementation that brings the manufacturer value in the shortest amount of time. Time2Value tools and services include planning and implementation guides, computer-based training tools, procedure analyses and data conversion automation from legacy business systems.

Customer Support

We provide ongoing product support services under our support arrangements. Support services are typically purchased by customers for a one-year term at the time of entering into the sales agreement, and may be renewed for additional annual periods. Support services include telephone support, electronic support 24 hours a day, seven days a week through our online searchable information database and case management system, and periodic software updates. Over 85 percent of our customers maintain an annual support arrangement.

Education Programs

We provide customers with a cost effective and convenient method to educate their employees by use of Virtual Classroom. Virtual Classroom offers hands-on instruction by demonstrating software functions in an interactive classroom environment over the Internet. Each course includes hands-on exercises using the software in the context of the user's typical workflow.

Additionally, traditional classroom education courses are offered for each of the major user roles present in a mid-market manufacturing business. These courses are offered at our corporate offices, at regional locations and on-site at the customer's facility.

Beginning in 2001, virtual and classroom education courses have been offered via M2M University, a subscription-based education program, which is accessible through the M2M Expert Web site.

Competition

The enterprise software market is fragmented, intensely competitive and rapidly changing. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management system vendors. Several large technology companies have recently expanded into the enterprise software market by acquiring established vendors in the market. Additionally, several software companies that have traditionally marketed enterprise software to larger manufacturers have announced initiatives to target mid-market manufacturers. Compared to us, many of our existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger base of customers. There can be no assurance that such competitors will not offer or develop products that are superior to the Made2Manage Enterprise Business System or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for the Made2Manage Enterprise Business System, our business, financial condition and results of operation would be adversely affected.

The technologies we use to develop the Made2Manage Enterprise Business System are generally available and widely known, including technology developed by Microsoft Corporation. The Made2Manage Enterprise Business System competes with other products principally on the basis that it is specifically designed for mid-market manufacturers, is relatively easy to implement and use, and is supported by a well-developed system of service and support. In addition, we believe that advanced features for messaging and Internet access differentiate the Made2Manage Enterprise Business System. We believe that the Made2Manage
Enterprise Business System compares favorably with the products offered by competitors, but there can be no assurance that we will continue to compete successfully against such products or that we will be able to compete successfully against future products.

Intellectual Property

We regard our software products as proprietary in that title to and ownership of the software we develop resides exclusively with Made2Manage Systems. We license our software via a Certificate of License, which grants the user a perpetual license to use the Made2Manage Enterprise Business System. We rely largely upon our license agreements with customers, dealer agreements with suppliers, our own software protection tools, confidentiality agreements and employee agreements to maintain the trade secret aspects of our products. We seek to protect our programs, documentation and other written materials under copyright law.

We have a United States patent for software related to Materials Requirements Planning regeneration and patent applications pending for software included in the Made2Manage Enterprise Business System related to a navigational interface and an e-commerce hosting approach for the enterprise. We have no other patents or pending patent applications.

We believe that we have all necessary rights to market our products, although there can be no assurance that third parties will not assert infringement claims in the future.

Employees

As of December 31, 2001, we had 228 employees, consisting of 65 in sales and marketing, 59 in product development, 75 in services and 29 in administration. Each employee signs a confidentiality and nondisclosure agreement upon joining Made2Manage Systems. We believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of Made2Manage Systems and their ages as of December 31, 2001, are as follows:

Name                      Age        Position with Company
----                      ---        ---------------------
David B. Wortman........   50        Chairman of the Board, President and
                                       Chief Executive Officer
D. Kirk Loncar..........   55        Senior Vice President, Sales
Traci M. Dolan..........   44        Vice President, Finance and Administration,
                                       Chief Financial Officer
Gary W. Rush............   44        Vice President, Chief Technology Officer
Joseph S. Swern.........   48        Vice President, Service and Support

DAVID B. WORTMAN joined Made2Manage Systems in September 1993 as senior vice president. He has served as president and chief executive officer and a director since January 1994, and as chairman of the board since April 2000. Prior to joining Made2Manage Systems, Mr. Wortman held a succession of senior executive positions and served as a director of Pritsker Corporation, a computer software company he co-founded in 1973. Mr. Wortman is a director of Walker Information, Inc. He also serves on various public service boards that foster the growth of technology in the state of Indiana, including the 21st Century Research and Technology Fund, Indiana Technology Partnership, and Indiana Information Technology Association (INITA) Foundation. He is a past president of INITA and the Institute of Industrial Engineers. Mr. Wortman holds B.S. and M.S. degrees in industrial engineering from Purdue University.

D. KIRK LONCAR joined Made2Manage Systems as senior vice president, sales in May 2000. Mr. Loncar is the former president and CEO of Sonigistix Corporation, a British Columbia, Canada firm that specializes in flat panel audio technology. He has held a number of senior positions in the computer and software industries including IBM with both U.S. and international assignments. He also built a European subsidiary for a U.S.-based software company, and later was responsible for the company's strategic development of the Asia-Pacific market. Mr. Loncar's undergraduate work was at Michigan State with graduate work at the University of Munich and Harvard.

TRACI M. DOLAN joined Made2Manage Systems as vice president, finance and administration and chief financial officer in March 2000. Ms. Dolan was previously vice president of finance and operations at Indianapolis-based Macmillan Publishing USA, one of the world's largest reference publishers. While at Macmillan, Ms. Dolan helped the book publisher expand its position into the Internet space, via an online content division. Her background also includes 12 years of public accounting experience at PricewaterhouseCoopers in Indianapolis. Ms. Dolan is a graduate of Indiana University with a B.S. degree in accounting.

GARY W. RUSH joined Made2Manage Systems as vice president, development in May 1994 and was named chief technology officer in June 2000. Mr. Rush was president of Micro Data Base Systems, Inc., a provider of relational and network database management software, prior to joining Made2Manage Systems. During his 14-year tenure at Micro Data Base Systems, Mr. Rush held various other positions, including chief operating officer, vice president of development, and vice president of consulting. Mr. Rush holds a B.S.E.E. and an M.S.M. with a focus on management information systems from Purdue University.

JOSEPH S. SWERN joined Made2Manage Systems in September 1995 as vice president, service and support. Prior to joining Made2Manage Systems, Mr. Swern served as vice president of professional services at Symix Computer Systems, Inc., now Frontstep, Inc. During his seven-year tenure at Symix, Mr. Swern also served as director of consulting services, manager of implementation consulting and senior implementation consultant. Preceding his employment with Symix, Mr. Swern spent ten years working in both discrete and process manufacturing, holding various management positions. He has a certification in production and inventory management from the American Production and Inventory Control Society. Mr. Swern holds a B.S. degree in industrial management from Franklin University and an M.B.A. from Capital University.

Officers are elected by the Board of Directors at each annual meeting and serve at the pleasure of the Board of Directors.

ITEM 2. Properties.

Our headquarters are located in Indianapolis, Indiana, where we lease space housing administrative, sales and marketing, customer service and product development activities. In addition, we lease office space in San Bruno, California, Malvern, Pennsylvania and Haifa, Israel. The San Bruno and Malvern locations have been subleased to other tenants. We believe that our facilities are adequate for the present, but anticipate expanding our facilities, as necessary, in the future.

ITEM 3. Legal Proceedings.

We are not a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

ITEM 5. Market for the Company's Common Equity and Related Shareholder Matters. Our common stock is traded on The Nasdaq Stock Market(R) under the symbol MTMS. As of March 1, 2002, we had 55 shareholders of record and approximately 1,375 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings to finance future growth, and we do not anticipate paying any cash dividends in the foreseeable future.

The following table presents the high and low bids for our common stock as reported by The Nasdaq Stock Market.

                                                       High        Low
                                                       ----        ---
Fiscal Year 2001
----------------
First Quarter....................................... $  3.75    $  1.75
Second Quarter......................................    4.75       2.56
Third Quarter.......................................    4.20       2.45
Fourth Quarter......................................    5.10       2.45

Fiscal Year 2000
----------------
First Quarter....................................... $ 10.50    $  7.63
Second Quarter......................................    8.88       5.38
Third Quarter.......................................    6.00       3.13
Fourth Quarter......................................    3.50       1.66

ITEM 6. Selected Financial Data.

                                                                      Year Ended December 31,
                                                     ---------------------------------------------------------
                                                       2001        2000        1999         1998        1997
                                                     --------    --------    --------     --------    --------
                                                                (in thousands, except per share data)
Statement of Operations Data:
Total revenues....................................   $ 33,682    $ 32,890    $ 31,062     $ 27,242    $ 16,167
Operating (loss) income (1).......................     (2,975)     (4,607)     (3,157)         603       1,014
Income tax provision (benefit)....................      2,260      (1,433)     (1,040)       1,038         366
Net (loss) income(1)..............................     (4,725)     (2,547)     (1,539)         144         613
Per share amounts:
     Basic:
         Net (loss) income  per share (1).........   $  (0.98)   $  (0.54)   $  (0.33)    $   0.03    $   1.17
         Weighted-average shares outstanding......      4,823       4,739       4,600        4,331         524
     Diluted:
         Net (loss) income per share (1)..........   $  (0.98)   $  (0.54)   $  (0.33)    $   0.03    $   0.25
         Weighted-average shares outstanding......      4,823       4,739       4,600        5,025       2,440
Cash dividends declared per share.................        ---         ---         ---          ---         ---


                                                                      Year Ended December 31,
                                                     ---------------------------------------------------------
                                                       2001        2000        1999         1998        1997
                                                     --------    --------    --------     --------    --------
                                                                          (in thousands)
Balance Sheet Data:
Cash and cash equivalents.........................   $ 12,688    $ 11,336    $ 12,610     $ 15,496    $ 16,805
Total assets......................................     25,961      31,745      31,624       33,894      25,560
Total shareholders' equity........................     12,359      16,921      18,871       19,938      18,304

------------------------
(1)  See  "Management's  Discussion and Analysis of Financial  Condition and Results of Operations - Income Tax
     Provision   (Benefit)"  for  comparative  pro  forma  results  excluding  the  tax  valuation   allowance,
     restructuring  charge and the write-down and amortization of intangible  assets related to the acquisition of Bridgeware for the years ended December 31, 2001, 2000 and 1999.

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

Overview

Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise software for mid-market manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, the Made2Manage(R) Enterprise Business System, provides fully integrated solutions automating all business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning ("M2M(TM) ERP"), Made2Manage Supply Chain Management ("M2M SCM"), Made2Manage Customer Relationship Management ("M2M CRM"), Made2Manage Business Intelligence ("M2M BI"), Made2Manage Enterprise Portal ("M2M VIP"), and Made2Manage Enterprise Integration ("M2M Link"). The system is supported by a host of user services, including M2M Expert, the Web site that provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

The Made2Manage Enterprise Business System is sold in the United States, Canada and the United Kingdom. Currently, approximately 99% of our revenues are derived from customers in North America.

Our revenues are derived from software licenses, services and hardware. Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement. Services revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. Support is typically purchased as part of the initial sales agreement and is renewable annually. Support fees are recognized ratably over the term of the agreement. Services revenues from implementation, education and consulting services are generally included in the initial agreement. We recognize revenues from these services as they are performed. Beginning in 2001, virtual and classroom education courses have been offered via M2M University, a subscription-based education program which is accessible through M2M Expert and is recognized ratably over the contract term. Subscription revenues from M2M VIP are reflected in software revenues and are recognized ratably over the subscription period. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with the Made2Manage Enterprise Business System and constitute a relatively small component of total revenues.

Software revenues for a particular quarter depend substantially on orders received and products shipped in that quarter. Furthermore, large orders may be significant to operating income in the quarter in which the corresponding revenue is recognized.

Results of Operations

The following table sets forth the percentage of total revenues and percent increase or decrease from the prior period dollar amount represented by certain items included in our statements of operations for the periods indicated.

                                                                                       Percent
                                                                                 Increase   (Decrease)
                                             Year Ended December 31,            2001 over   2000 over
                                        -------------------------------         ---------------------
                                          2001        2000        1999           2000           1999
                                        -------     -------     -------         ------        -------
Revenues:
     Software.........................     42.1%       45.5%       44.2%          (5.3)%          8.8%
     Services.........................     55.3        51.2        52.3           10.4            3.8
     Hardware.........................      2.6         3.3         3.5          (16.6)          (0.5)
                                        -------     -------     -------
         Total revenues...............    100.0       100.0       100.0            2.4            5.9
                                        -------     -------     -------
Costs of revenues:
     Software.........................      7.9         5.7         5.1           42.6           18.2
     Write-down and amortization of
         purchased technology.........      ---         4.3         1.3             NM          258.5
     Services.........................     25.0        25.7        28.2           (0.4)          (3.3)
     Hardware.........................      1.9         2.3         2.3          (16.0)           3.5
     Restructuring charge.............      1.9         ---         ---             NM             NM
                                        -------     -------     -------
         Total costs of revenues......     36.7        38.0        36.9           (1.0)           9.1
                                        -------     -------     -------
         Gross profit.................     63.3        62.0        63.1            4.5            4.0
                                        -------     -------     -------
Operating expenses:
     Sales and marketing..............     37.0        40.4        37.5           (6.3)          14.0
     Product development..............     18.4        19.4        21.0           (2.5)          (2.5)
     General and administrative.......     13.9        13.5        13.9            5.0            3.0
     Write-down and amortization of
         goodwill.....................      ---         2.7         0.8             NM          257.7
     Restructuring charge.............      2.8         ---         ---             NM             NM
                                        -------     -------     -------
         Total operating expenses.....     72.1        76.0        73.2           (2.8)           9.8
                                        -------     -------     -------
Operating loss........................     (8.8)      (14.0)      (10.1)         (35.4)         (45.9)
Other income, net.....................      1.5         1.9         1.8          (18.7)           8.5
                                        -------     -------     -------
Loss before income taxes..............     (7.3)      (12.1)       (8.3)         (38.1)         (54.3)
Income tax provision (benefit)              6.7        (4.4)       (3.3)        (257.7)         (37.8)
                                        -------     -------     -------
Net loss .............................    (14.0)%      (7.7)%      (5.0)%        (85.5)         (65.5)
                                        =======     =======     =======

NM - Not Meaningful

Comparisons of Years Ended December 31, 2001, 2000 and 1999

Revenues

Revenues are derived from software licenses, service and support fees and hardware sales. Total revenues increased by $792,000, or 2.4%, to $33.7 million in 2001 from $32.9 million in 2000. This increase in 2001 revenue was driven by increases in services revenues, partially offset by a decrease in software and hardware revenues. Total revenues increased by $1.8 million, or 5.9%, in 2000 from $31.1 million in 1999. This 2000 increase was in both software and services revenues. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. Software license revenues decreased by $791,000, or 5.3%, to $14.2 million in 2001 from $15.0 million in 2000, which was up from $13.7 million in 1999. Software license revenues constituted 42.1%, 45.5%, and 44.2% of total revenues in 2001, 2000 and 1999, respectively. The decrease in software revenues in 2001 from 2000 is due to a decrease in sales of additional users and optional modules to our installed base of customers, partially offset by an increase in revenues from licenses to new users. We believe the weak economy negatively impacted manufacturers' discretionary spending for upgrades, while new systems capital expenditures and services were less affected. The increase in software revenues in 2000 over 1999 was attributed to an increase in the average order size, which offset the decrease in the number of license transactions.

Services Revenues. Services revenues increased by $1.8 million, or 10.4%, to $18.6 million in 2001 from $16.9 million in 2000, which was up from $16.2 million in 1999. Services revenues constituted 55.3%, 51.2% and 52.3% of total revenues in 2001, 2000 and 1999, respectively. The increases in services revenues were largely due to support fees from an expanding user base.

Hardware Revenues. Hardware revenues were $896,000 in 2001 and $1.1 million in both 2000 and 1999. Hardware revenues constituted 2.6%, 3.3% and 3.5% of total revenues in 2001, 2000 and 1999, respectively. The hardware equipment sold was bar-coding and data collection equipment necessary to utilize certain features of the Made2Manage Enterprise Business System. Hardware revenues decreased in 2001 compared to 2000 due to a decrease in sales to the installed base of customers. Although the number of new system orders decreased, hardware revenues remained flat in 2000 due to increased demand for this equipment as a result of continued expansion of the number of customers using our software.

International Revenues. International revenues from our operations in the United Kingdom totaled $141,000 in 2001 and $278,000 in 2000 for software, hardware and support and represented 0.4% and 0.8% of total revenues in 2001 and 2000, respectively. There were no international revenues in 1999, as we started our international sales effort in 2000.

Costs of Revenues

Costs of Software Revenues. Costs of software revenues totaled $2.7 million, $1.9 million and $1.6 million in 2001, 2000 and 1999, respectively, resulting in gross profits of 81.2%, 87.5% and 88.5% of software revenues, respectively. The decreases in gross profit percentages were due in part to a greater proportion of software revenues generated from third-party products and an increase in sales discounts. Additionally, royalties associated with the upgrade of the Made2Manage Enterprise Business System to the Microsoft(R) SQL Server database were introduced in the third quarter of 2000 and are reflected in costs of software revenues.

Write-down and Amortization of Purchased Technology. In August 1998, we acquired Bridgeware, Inc., which gave rise to a purchased technology asset. During the third quarter of 2000, we decided to accelerate development of an integrated multi-level planning suite that is largely replacing the acquired technology. That decision resulted in an impairment of the purchased technology asset, which was written down to its net realizable value. The non-cash write-down and amortization of purchased technology in 2000 was $1.4 million as compared to amortization of $393,000 in 1999. See "Operating Expenses - Income Tax Provision (Benefit)" for comparative pro forma results of operations excluding the write-down and amortization of intangible assets related to the acquisition of Bridgeware.

Costs of Services Revenues. Costs of services revenues totaled $8.4 million, $8.5 million and $8.8 million in 2001, 2000 and 1999, respectively, resulting in gross profits of 54.7%, 49.8% and 46.1% of services revenues, respectively. The gross profit percentages continue to increase as services and support revenues increase with our expanding customer base. At the same time, staffing levels decreased in 2001 resulting in increased operating efficiencies.

Costs of Hardware Revenues. Costs of hardware revenues totaled $639,000, $761,000 and $735,000 in 2001, 2000 and 1999, respectively. Gross profits from hardware were 28.7%, 29.1% and 31.9% of hardware revenues in 2001, 2000 and 1999, respectively.

Restructuring Charge. During the first quarter of 2001, management approved a restructuring plan designed to align our operations with the current technology and economic environment. Elements of the restructuring plan included (1) facilities rationalization as a result of increased market acceptance of our online education offerings, (2) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (3) 16 employee separations across most functional areas of the company. In connection with the restructuring, we recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $457,000 was paid as of December 31, 2001, and related asset impairments of $781,000. The remaining restructuring liability of $354,000 is recorded as a current liability in the consolidated balance sheet and represents our best estimate of non-recoverable costs and expenses associated with sublet facilities and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses were $12.4 million, $13.3 million and $11.7 million in 2001, 2000 and 1999, respectively, representing 37.0%, 40.4% and 37.5% of total revenues, respectively. The decrease in sales and marketing expenses in 2001 compared to 2000 was due primarily to a decrease in headcount and a reduction of travel as more of the selling effort was driven to the Web. The increases in sales and marketing expenses in 2000 compared to 1999 were primarily due to increased (1) staffing for sales and marketing, (2) marketing activities, including promotional activities, (3) travel expenses related to sales and marketing efforts, (4) costs associated with starting up the international sales effort and (5) costs associated with marketing M2M Express and M2M VIP with substantially no offsetting revenues.

Product Development Expenses. Product development expenses were $6.2 million, $6.4 million and $6.5 million in 2001, 2000 and 1999, respectively, representing 18.4%, 19.4% and 21.0% of total revenues, respectively. We did not capitalize any software development costs during these years, since the capitalizable portion was not significant. We continue to invest heavily in ongoing product development to expand functionality and create next generation products.

General and Administrative Expenses. General and administrative expenses were $4.7 million, $4.5 million and $4.3 million in 2001, 2000 and 1999, respectively, representing 13.9%, 13.5% and 13.9% of total revenues, respectively. The increase in 2001 compared to 2000 was due mainly to increased spending for investor relations activities. The increase in 2000 compared to 1999 was due primarily to increased headcount.

Write-down and Amortization of Goodwill. In August 1998, we recorded purchased technology and related goodwill associated with the acquisition of our Bridgeware subsidiary. During the third quarter of 2000, we decided to accelerate development of an integrated multi-level planning suite that is largely replacing the acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill, which were written down to their net realizable value. The non-cash write-down and amortization of goodwill in 2000 was $887,000 as compared to amortization of $248,000 in 1999. See "Operating Expenses - Income Tax Provision (Benefit)" for comparative pro forma results of operations excluding the write-down and amortization of intangible assets related to the acquisition of Bridgeware.

Other Income, Net

Other income,  net was $510,000,  $627,000 and $578,000 in 2001,  2000 and 1999,
respectively, representing 1.5%, 1.9% and 1.8% of total revenues, respectively. Other income, net principally reflects interest earned on marketable securities. Interest income was $503,000, $619,000 and $572,000 in 2001, 2000 and 1999,
respectively. Interest income decreased in 2001 from 2000 due to lower interest rates.

Income Tax Provision (Benefit)

From 1999 and through 2001, we sustained cumulative tax operating losses totaling $9 million, inclusive of two significant charges totaling $4.5 million related to the write-down and amortization of purchased technology assets, described under "Operating Expenses - Write-down and Amortization of Goodwill," and a restructuring charge, described under "Costs of Revenues - Restructuring Charge." Those losses have given rise to deferred tax assets of $3.4 million. Although the loss carryforwards substantially do not begin to expire until 2018, current economic conditions make it difficult to predict full recoverability of those tax assets in a period comparable to the period over which they originated. A valuation allowance was recorded against the $3.4 million of deferred tax assets to reflect that uncertainty in the fourth quarter of 2001, resulting in a full year income tax provision of $2.3 million. Furthermore, we do not anticipate recording either tax charges or benefits in the next several quarters due to this charge. This non-cash charge has no effect on our cash and investments, which totaled $15.1 million at December 31, 2001.

On a pro forma basis, exclusive of the tax valuation allowance, restructuring charge and the write-down and amortization of intangible assets, results of operations would be comparatively reported as follows:

                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                             2001(1)      2000(2)       1999(2)
                                                            ---------    ---------     ---------
                                                            (in thousands, except per share data)
                                                                        (unaudited)

Total revenues............................................. $  33,682    $  32,890     $  31,062
Operating loss.............................................    (1,383)      (2,259)       (2,464)
Net loss  .................................................      (319)        (740)       (1,011)
Per share amounts - basic and diluted:
       Net loss per share.................................. $   (0.07)   $   (0.16)    $   (0.22)
                                                            =========    =========     =========
       Weighted-average shares outstanding.................     4,823        4,739         4,600
                                                            =========    =========     =========

(1)  Excludes the restructuring  charge and valuation  allowance against deferred tax assets.  The tax provision assumes a 46% full-year effective rate.

(2)  Excludes the write-down and  amortization  of purchased  technology and goodwill  recorded in connection with the Bridgeware acquisition.

Liquidity and Capital Resources

We have funded our operations primarily through equity capital, including the initial public offering of common stock in December 1997, and cash generated from operations. As of December 31, 2001, we had $15.1 million of cash, cash equivalents and marketable securities.

The net change in cash, cash equivalents and marketable securities was an increase of $3.1 million in 2001 and a reduction of $2.5 million and $2.2 million in 2000 and 1999, respectively.

At December 31, 2001, we had working capital of $10.5 million. Accounts receivable, net of allowance for doubtful accounts, were $6.8 million and $11.5 million at December 31, 2001 and 2000, respectively. The average accounts receivable days outstanding (DSO) was 71 days at December 31, 2001, and 108 days as of December 31, 2000. Accounts receivable and DSO were reduced in 2001 due to improved collection efforts through increased automation. Deferred revenue decreased to $10.5 million at December 31, 2001, from $10.9 million at December 31, 2000. Deferred revenue principally relates to support agreements or contracted services, and the current portion of deferred revenue is expected to be recognized in revenue during the next twelve months. Deferred revenue decreased at the end of 2001 compared to 2000 due to lower fourth quarter new system sales, a portion of which is deferred for support and other contracted services.

We believe that cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least through 2002.

In the normal course of business, we enter into various contractual commitments that impact the liquidity of our operations. At December 31, 2001, our commitments consisted of long-term operating leases, principally for office space. Furthermore, we have entered into certain sublease agreements as a result of facilities rationalization associated with the increased market acceptance of our online education offerings. Future minimum lease payments required under these non-cancelable operating leases, net of receipts from sublease agreements, are as follows (in thousands):

        Payable in:
            2002.................................................  $   972
            2003.................................................      495
            2004.................................................      290
            2005 and thereafter..................................      ---
                                                                   -------
                                                                     1,757
            Less receipts from sublease agreements...............      941
                                                                   -------
                                                                   $   816
                                                                   -------

Key Accounting Policies

Revenue Recognition

We provide our customers with software, hardware, customer support services and consulting services. Consistent with other companies that provide similar offerings, revenue recognition is subject to multiple accounting pronouncements including Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), Statement of Position No. 97-2, "Software Revenue Recognition" ("SoP 97-2") and related interpretations. Our revenue recognition policy is consistent with the requirements of SAB 101, SoP 97-2 and other applicable revenue recognition guidance and interpretations. In general, we record revenue when it is realized, or realizable, and earned.

Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with the Made2Manage Enterprise Business System and constitute a relatively small component of total revenues.

Our sales arrangements typically include services in addition to software and hardware. Services revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. For sales arrangements that include bundled software, hardware and services, we account for any undelivered service offering as a separate element of a multiple-element arrangement. These services are usually not essential to the functionality of the software and hardware. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SoP 97-2. Support revenues are recognized on a straight-line basis over the term of the agreement. Revenues from technical training and consulting services are recognized as provided to customers. If the services are essential to the functionality of the software and hardware, revenue from the software and hardware components is deferred until the essential services are complete.

Subscription revenues include M2M Express, M2M VIP and M2M University. The M2M Express thin client option is designed to provide mid-market manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. Subscription revenues are recognized ratably over the subscription period.

Use of Estimates

In the normal course of business, we are required to make significant estimates in preparing our financial statements. As described in the Notes to Consolidated Financial Statements, actual results could differ from the amounts estimated and recorded in such statements. A description of our more significant estimates follows:

Allowance for Doubtful Accounts. We establish allowances for doubtful accounts using a combination of specific identification and applying percentages of our accounts receivable balance as an overall proxy to reflect historical average credit losses. Given our experience, we believe that the reserves for potential losses are adequate, but if one or more of our larger customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potential significant losses in excess of the provisions established.

Income Taxes and Valuation Allowances. We estimate our tax liabilities based on current tax laws in the statutory jurisdictions in which we operate. Our estimates include judgments about deferred tax assets and liabilities resulting from temporary differences recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets and the need for a valuation allowance. If our provisions for current or deferred taxes are not adequate, if we are unable to realize certain deferred tax assets or if the tax laws change unfavorably, we could experience potential significant losses in excess of the reserves established. Likewise, if our provisions for current and deferred taxes are in excess of those eventually needed, if we are able to realize additional deferred tax assets or if tax laws change favorably, we could experience potential significant gains. (See Note 6 of Notes to Consolidated Financial Statements.)

Basis of Consolidation

The consolidated financial statements include the accounts of Made2Manage Systems, Inc., and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. We do not have any special purpose entities whose financial results are not included in the consolidated financial statements.

We have not participated in any material transactions with a related party, including members of the Board of Directors, executive officers, key employees or former employees.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141, which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations entered into after the effective date of July 1, 2001, be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill and further defines disclosure requirements for business combinations. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually. Consistent with the requirements to implement SFAS 142 at the beginning of fiscal years beginning after December 15, 2001, we will adopt the provisions of SFAS 142 in the first quarter of 2002. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143, which amends Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. It eliminates the APB 30 requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

Business Environment and Risk Factors

In addition to other information contained in this report, the following factors could affect our actual results and could cause such results to differ materially from those achieved in the past or expressed in our forward-looking statements.

Fluctuations of Quarterly Operating Results; Seasonality

We have experienced in the past, and expect to experience in the future, significant fluctuations in quarterly operating results. A substantial portion of our revenues in each quarter is from software licenses signed and product shipped in that quarter, and such revenues historically have been recorded largely in the third month of the quarter, with a concentration in the last week of that third month. Accordingly, our quarterly results of operations are difficult to predict, and delays in closings of sales near the end of a quarter or product delivery could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. In addition, we have experienced a seasonal pattern in our operating results, with the fourth quarter typically having the highest total revenues and operating income and the first quarter having historically reported lower revenues and operating income compared to the fourth quarter of the preceding year.

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

The sales cycle for the Made2Manage Enterprise Business System typically ranges from three to nine months. However, license signing may be delayed for a number of reasons outside of our control. Since software is generally shipped as orders are received, we have historically operated without significant backlog.

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

Product and Market Concentration

Our revenues are currently derived from licenses of the Made2Manage Enterprise Business System and related services and third party software and hardware products. In the near term, the Made2Manage Enterprise Business System and related services are expected to continue to account for the majority of our revenues. Accordingly, any event that adversely affects the sale of the Made2Manage Enterprise Business System, such as competition from other products, significant quality problems, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in which the Made2Manage Enterprise Business System operates, could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our sales of third party software and hardware products have increased, incompatibility with those products could also have a material adverse effect.

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

Dependence on Third-party Technologies

The Made2Manage Enterprise Business System uses a variety of third-party technologies, including operating systems, tools and other applications developed and supported by Microsoft Corporation. The Made2Manage Enterprise Business System relies heavily on Microsoft Visual Studio and Microsoft SQL Server. Other Microsoft programming tools and applications used by the Made2Manage Enterprise Business System include ActiveX, OLE, ODBC, OLEDB, MSMQ, and Internet Information Server. There can be no assurance that Microsoft Corporation will continue to support the operating systems, tools and other applications utilized by the Made2Manage Enterprise Business System or that they will continue to be widely accepted in our target market. Additionally, we use Visual Objects from Computer Associates and certain optimization software from ILOG Inc.

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

Product Development and Rapid Technological Change

Our growth and future financial performance depend in part upon our ability to enhance existing applications and to develop and introduce new applications to incorporate technological advances that satisfy customer requirements or expectations. As a result of the complexities inherent in product development, there can be no assurance that either improvements to the Made2Manage Enterprise Business System or applications that we develop in the future will be delivered on a timely basis or ultimately accepted in the market. Any failure by us to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could damage our competitive position and have a material adverse effect on our business, financial condition and results of operations.

Internet and Potential for Subscription Revenue Business Model

We believe the Internet is changing the way businesses operate and therefore the software needs of our customers. We believe our customers will increasingly require e-business applications and software solutions that will enable them to engage in commerce or service over the Internet. If we are unable to respond to emerging industry standards and technological changes, we may not be able to deliver products and services that meet our customers' changing needs. If we are not successful in addressing these changing needs, our products may become obsolete and our financial results may be materially and adversely impacted.

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

We have begun to distribute the Made2Manage Enterprise Business System in international markets, primarily the United Kingdom. We have no significant experience in international markets, and there can be no assurance that such expansion can be successfully accomplished or that the Made2Manage Enterprise Business System will be successfully adapted or accepted in the international markets. Additionally, we rely on our distributor in the United Kingdom, NCR Corporation, to sell and service the United Kingdom market place. At present, our international plans include only Canada and the United Kingdom.

Risks Associated with Acquisitions

As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, augment market coverage, enhance technological capabilities, or that may otherwise offer growth opportunities. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect operating results and/or the price of our common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Insufficient Customer Commitment

To obtain the benefits of the Made2Manage Enterprise Business System, customers must commit resources to implement and manage the product and to train their employees in the use of the product. The failure of customers to commit sufficient resources to those tasks or to carry them out effectively could result in customer dissatisfaction with the Made2Manage Enterprise Business System. If a significant number of customers became dissatisfied, our reputation could be tarnished and our business, financial condition and results of operations could be materially and adversely affected.

Competition

The enterprise software market is fragmented, intensely competitive and rapidly changing. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management system vendors. Several large technology companies have recently expanded into the enterprise software market by acquiring established vendors in the market. Additionally, several software companies that have traditionally marketed enterprise software to larger manufacturers have announced initiatives to target mid-market manufacturers. Compared to us, many of our existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger base of customers. There can be no assurance that such competitors will not offer or develop products that are superior to the Made2Manage Enterprise Business System or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for the Made2Manage Enterprise Business System, our business, financial condition and results of operation would be adversely affected.

The technologies we use to develop the Made2Manage Enterprise Business System are generally available and widely known, including technology developed by Microsoft Corporation. The Made2Manage Enterprise Business System competes with other products principally on the basis that it is specifically designed for mid-market manufacturers, is relatively easy to implement and use, and is supported by a well-developed system of service and support. In addition, we believe that advanced features for messaging and Internet access differentiate the Made2Manage Enterprise Business System. We believe that the Made2Manage
Enterprise Business System compares favorably with the products offered by competitors, but there can be no assurance that we will continue to compete successfully against such products or that we will be able to compete successfully against future products.

Relationships with Value Added Resellers

We distribute our software products through a direct sales force and a network of value added resellers ("VARs"). A significant portion of licenses of the Made2Manage Enterprise Business System sold to new customers is sold by VARs. Additionally, we rely on our distributor in the United Kingdom, NCR Corporation, to sell and service the United Kingdom market place. If some or all of the VARs reduce their efforts to sell the Made2Manage Enterprise Business System, promote competing products or terminate their relationships with us, our business, financial condition and results of operation would be materially and adversely affected. Furthermore, VARs frequently develop strong relationships with their customers, so if VARs criticize us or our products to their customers, our reputation could be damaged, which could have a material adverse effect on our business, financial condition or results of operations.

Product Liability and Insufficient Insurance

We market, sell and support software products used by manufacturers to manage their business operations and to store substantially all of their operational data. Software programs as complex as those we offer may contain undetected errors, despite testing, which are discovered only after the product has been installed and used by customers. There can be no assurance that errors will not be found in existing or future releases of our software or that any such errors will not impair the market acceptance of these products. A customer could be required to cease operations temporarily and some or all of its key operational data could be lost or damaged if its information systems fail as the result of human error, mechanical difficulties or quality problems in the Made2Manage Enterprise Business System or third-party technologies utilized by the Made2Manage Enterprise Business System.

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

Dependence on Proprietary Rights; Risk of Infringement

We rely primarily on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. There can be no assurance that these protections will be adequate or that competitors will not independently develop products incorporating technology that is substantially equivalent or superior to our technology. We have a United States patent for software related to Materials Requirements Planning regeneration and patent applications pending for software included in the Made2Manage Enterprise Business System related to a navigational interface and an e-commerce hosting approach for the enterprise. However, we have no other patents or patent applications pending, and existing copyright laws afford only limited protection. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially and adversely affected.

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

Substantial Control by Single Shareholder

As of March 1, 2002, Hambrecht & Quist California and Hambrecht & Quist London Ventures (the "Entities Affiliated with J.P. Morgan Chase & Co., Inc.") beneficially owned approximately 16.6% of our outstanding common stock. As a result, the Entities Affiliated with J.P. Morgan Chase & Co., Inc., will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

Effect of Antitakeover Provisions

The Amended and Restated Articles of Incorporation of Made2Manage Systems, Inc. (the "Articles"), authorize the Board of Directors to issue, without shareholder approval, up to two million shares of preferred stock with such rights and preferences as the Board of Directors may determine in its sole discretion. The Made2Manage Systems, Inc., Employee Stock Option Plan (the "Stock Option Plan") provides that, unless the Board of Directors or a committee of the Board of Directors decides to the contrary, all outstanding options vest and become immediately exercisable upon a merger or similar transaction. In addition, certain provisions of Indiana law could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control. Further, certain provisions of Indiana law impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The foregoing provisions could discourage an attempt by a third party to acquire a controlling interest without the approval of management even if such third party were willing to purchase shares of common stock at a premium over its then market price.

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

Possible Volatility of Stock Price

The trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new applications by us or our competitors, the failure of earnings to meet the expectations of securities analysts and investors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of March 1, 2002, we had 4,866,260 shares of common stock outstanding, of which 807,606 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of March 1, 2002, there were 2,304,749 options outstanding to purchase shares of common stock at a weighted average price of $5.95 per share under the Company's stock option plans, of which options to purchase 1,175,884 shares of common stock were then vested and exercisable. At March 1, 2002, we had reserved 576,174 shares of common stock for future grant under the Stock Option Plan. We have reserved 100,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of March 1, 2002, 75,481 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Stock Option Plan and the Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

ITEM 8. Financial Statements and Supplementary Data.

                                                                            Page
                                                                            ----

Report of Independent Accountants........................................     25

Consolidated Balance Sheets as of December 31, 2001 and 2000.............     26

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999.......................................     27

Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2001, 2000 and 1999...................     28

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999.......................................     29

Notes to Consolidated Financial Statements...............................     30

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Made2Manage Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Made2Manage Systems, Inc., and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                            /s/PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 21, 2002

                                        MADE2MANAGE SYSTEMS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)

                                                                                       December 31,
                                                                                ------------------------
                                                                                   2001           2000
                                                                                ---------      ---------
                                                  ASSETS
Current assets:
    Cash and cash equivalents............................................       $  12,688      $  11,336
    Marketable securities................................................           2,377            615
    Trade accounts receivable, net of allowance for doubtful accounts
       of $416 and $450 at December 31, 2001 and 2000, respectively......           6,796         11,532
    Prepaid expenses and other...........................................           1,543          1,314
    Deferred income taxes................................................             ---            215
                                                                                ---------      ---------
       Total current assets..............................................          23,404         25,012

Property and equipment, net..............................................           2,557          4,679
Deferred income taxes....................................................             ---          2,054
                                                                                ---------      ---------
       Total assets......................................................       $  25,961      $  31,745
                                                                                =========      =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....................................................       $     468      $   1,197
    Accrued liabilities..................................................           1,694          1,249
    Accrued compensation and related expenses............................             977          1,492
    Deferred revenue.....................................................           9,784         10,342
                                                                                ---------      ---------
       Total current liabilities.........................................          12,923         14,280

Deferred revenue.........................................................             679            544
                                                                                ---------      ---------
       Total liabilities.................................................          13,602         14,824
                                                                                ---------      ---------

Commitments (Note 9)

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized,
       no shares issued and outstanding in 2001 and 2000.................             ---            ---
    Common stock, no par value; 10,000,000 shares authorized,
       4,839,646 and 4,758,112 shares issued and outstanding
       at December 31, 2001 and 2000, respectively.......................          22,615         22,486
    Accumulated other comprehensive income...............................              34            ---
    Accumulated deficit..................................................         (10,290)        (5,565)
                                                                                ---------      ---------
       Total shareholders' equity........................................          12,359         16,921
                                                                                ---------      ---------
       Total liabilities and shareholders' equity........................       $  25,961      $  31,745
                                                                                =========      =========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                MADE2MANAGE SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)


                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   2001           2000           1999
                                                                                ---------      ---------      ---------
Revenues:
    Software.............................................................       $  14,171      $  14,962      $  13,746
    Services.............................................................          18,615         16,854         16,237
    Hardware.............................................................             896          1,074          1,079
                                                                                ---------      ---------      ---------
       Total revenues....................................................          33,682         32,890         31,062
                                                                                ---------      ---------      ---------
Costs of revenues:
    Software.............................................................           2,668          1,871          1,583
    Write-down and amortization of purchased technology..................             ---          1,409            393
    Services.............................................................           8,429          8,465          8,756
    Hardware.............................................................             639            761            735
    Restructuring charge.................................................             640            ---            ---
                                                                                ---------      ---------      ---------
       Total costs of revenues...........................................          12,376         12,506         11,467
                                                                                ---------      ---------      ---------
       Gross profit......................................................          21,306         20,384         19,595
                                                                                ---------      ---------      ---------
Operating expenses:
    Sales and marketing..................................................          12,445         13,282         11,651
    Product development..................................................           6,211          6,372          6,533
    General and administrative...........................................           4,673          4,450          4,320
    Write-down and amortization of goodwill..............................             ---            887            248
    Restructuring charge.................................................             952            ---            ---
                                                                                ---------      ---------      ---------
       Total operating expenses..........................................          24,281         24,991         22,752
                                                                                ---------      ---------      ---------
Operating loss...........................................................          (2,975)        (4,607)        (3,157)
Other income, net........................................................             510            627            578
                                                                                ---------      ---------      ---------
Loss before income taxes.................................................          (2,465)        (3,980)        (2,579)
Income tax provision (benefit)...........................................           2,260         (1,433)        (1,040)
                                                                                ---------      ---------      ----------
Net loss  ...............................................................       $  (4,725)     $  (2,547)     $  (1,539)
                                                                                ==========     =========      =========
Per share amounts - basic and diluted:
    Net loss per share...................................................       $   (0.98)     $   (0.54)     $   (0.33)
                                                                                =========      =========      =========
    Weighted-average shares outstanding..................................           4,823          4,739          4,600
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

                                               MADE2MANAGE SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (in thousands, except share data)


                                                      Common Stock                      Accumulated
                                               ------------------------                    Other            Total
                                                   Number                  Accumulated  Comprehensive    Shareholders'
                                                 of Shares      Amount       Deficit       Income           Equity
                                               -----------------------------------------------------------------------


Balances, December 31, 1998....................  4,523,278     $ 21,417     $  (1,479)    $    ---     $  19,938
     Exercise of stock options.................    106,711          177           ---          ---           177
     Tax benefits of stock option exercises....        ---          121           ---          ---           121
     Issuance of common stock under
         Stock Purchase Plan...................     22,179          174           ---          ---           174
     Net loss..................................        ---          ---        (1,539)         ---        (1,539)
                                                 ---------     --------     ---------     --------     ---------


Balances, December 31, 1999....................  4,652,168       21,889        (3,018)         ---        18,871
     Exercise of stock options.................     85,846          464           ---          ---           464
     Tax benefits of stock option exercises....        ---           28           ---          ---            28
     Issuance of common stock under
         Stock Purchase Plan...................     20,098          105           ---          ---           105
     Net loss..................................        ---          ---        (2,547)         ---        (2,547)
                                                 ---------     --------     ---------     --------     ---------

Balances, December 31, 2000....................  4,758,112       22,486        (5,565)         ---        16,921
     Exercise of stock options.................     55,083           14           ---          ---            14
     Tax benefits of stock option exercises....        ---           34           ---          ---            34
     Issuance of common stock under
         Stock Purchase Plan...................     26,451           81           ---          ---            81
                                                 ---------     --------     ---------     --------     ---------
     Subtotal..................................  4,839,646       22,615        (5,565)         ---        17,050
                                                 ---------     --------     ---------     --------     ---------
     Net loss..................................        ---          ---        (4,725)         ---        (4,725)
     Other comprehensive income, net-of-tax:
         Unrealized gain on available-for-sale
         securities............................        ---          ---           ---           34            34
                                                 ---------     --------     ---------     --------     ---------
     Total comprehensive loss..................        ---          ---        (4,725)          34        (4,691)
                                                 ---------     --------     ---------     --------     ---------

Balances, December 31, 2001....................  4,839,646     $ 22,615     $ (10,290)    $     34     $  12,359
                                                 =========     ========     =========     ========     =========

                The accompanying notes are an integral part of these consolidated financial statements.


                                                MADE2MANAGE SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)


                                                                                         Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   2001           2000           1999
                                                                                ---------      ---------      ---------
Operating activities:
     Net loss ...........................................................       $  (4,725)     $  (2,547)     $  (1,539)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization...................................           1,967          1,880          1,564
         Restructuring charge related to write-down of impaired property
                  and equipment..........................................             781            ---            ---
         Write-down and amortization of purchased technology & goodwill..             ---          2,296            641
         Provision for doubtful accounts.................................             711            836            649
         Tax benefits of stock option exercises..........................              34             28            121
         Changes in assets and liabilities:
              Trade accounts receivable..................................           4,025         (4,992)         1,088
              Prepaid expenses and other.................................            (229)           609           (793)
              Deferred income taxes......................................           2,269         (1,445)          (790)
              Accounts payable and accrued liabilities...................            (284)           220           (175)
              Accrued compensation and related expenses..................            (515)           370         (1,134)
              Deferred revenue...........................................            (423)         1,481            623
                                                                                ---------      ---------      ---------
         Net cash provided by (used in) operating activities.............           3,611         (1,264)           255
                                                                                ---------      ---------      ---------
Investing activities:
     Purchases of property and equipment.................................            (626)        (1,764)        (2,842)
     Purchases of marketable securities..................................         (13,040)       (12,216)        (9,900)
     Sales of marketable securities......................................          11,312         13,401          9,250
                                                                                ---------      ---------      ---------
         Net cash used in investing activities...........................          (2,354)          (579)        (3,492)
                                                                                ---------      ---------      ---------
Financing activities:
     Proceeds from issuance of common stock..............................              81            105            174
     Proceeds from exercise of stock options.............................              14            464            177
                                                                                ---------      ---------      ---------
         Net cash provided by financing activities.......................              95            569            351
                                                                                ---------      ---------      ---------
Change in cash and cash equivalents......................................           1,352         (1,274)        (2,886)
Cash and cash equivalents, beginning of period...........................          11,336         12,610         15,496
                                                                                ---------      ---------      ---------
Cash and cash equivalents, end of period.................................       $  12,688      $  11,336      $  12,610
                                                                                =========      =========      =========
Supplemental disclosures:
     Cash paid (received) for:
         Income taxes....................................................       $      29      $    (818)     $   1,038
                                                                                =========      ==========     =========


                 The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies

Description of Business

Made2Manage Systems, Inc. (the "Company"), an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise business systems for mid-market manufacturers located primarily in the United States. The Company is dependent upon its principal product, the Made2Manage(R) Enterprise Business System, which provides fully integrated solutions that manage a manufacturer's entire business environment, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning ("M2M(TM) ERP"), Made2Manage Supply Chain Management ("M2M SCM"), Made2Manage Customer Relationship Management ("M2M CRM"), Made2Manage Business Intelligence ("M2M BI"), Made2Manage Enterprise Portal ("M2M VIP") and Made2Manage Enterprise Integration ("M2M Link"). The system is supported by a host of user services, including M2M Expert, the Web site which provides the Company's customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

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

Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

Cash Equivalents and Marketable Securities

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Marketable securities consist of debt instruments with maturities between three and twelve months and are classified as available-for-sale. In 2001, marketable securities were recorded at fair value, with unrealized gains reported in shareholders' equity. In 2000, marketable securities were recorded at cost, which approximated fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful life. All other assets are depreciated using the straight-line method over their estimated useful lives which range from two to ten years. Repairs and maintenance costs are expensed as incurred.

Capitalized Software

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Costs incurred prior to establishing the technological feasibility of computer software products and enhancements and those incurred after general release to customers are expensed. Software development costs incurred by the Company following technological feasibility, defined by the Company as the existence of a working model of the product, and prior to the time the product is available for general release to customers, have not been material and, therefore, have not been capitalized in 2001, 2000 or 1999.

The Company accounts for costs associated with internal-use software in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Certain costs associated with internal-use software are capitalized and are generally amortized on a straight-line basis over the estimated useful life, generally three to five years, beginning when the asset is substantially ready for use.

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment and capitalized software are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Income Taxes

Income tax expense is provided based on income before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The Company records valuation allowances related to its deferred income tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized within the same period of time in which the loss arose.

Revenue Recognition and Deferred Revenue

The Company's revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), Statement of Position No. 97-2, "Software Revenue Recognition" ("SoP 97-2") and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with the Made2Manage Enterprise Business System, and constitute a relatively small component of total revenues.

The Company's sales arrangements typically include services in addition to software and hardware. Services revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. For sales arrangements that include bundled software, hardware and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. These services are usually not essential to the functionality of the software and hardware. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SoP 97-2. Support revenues are recognized on a straight-line basis over the term of the agreement. Revenues from technical training and consulting services are recognized as provided to customers. If the services are essential to the functionality of the software and hardware, revenue from the software and hardware components is deferred until the essential services are complete.

Subscription revenues include M2M Express, M2M VIP and M2M University. The M2M Express thin client option is designed to provide mid-market manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. Subscription revenues are recognized ratably over the subscription period.

Net Income (Loss) Per Share

Basic earnings per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), and is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS is similar to basic, except that the weighted-average number of shares outstanding includes the impact of common equivalent shares. Diluted common equivalent shares consist of stock options (using the treasury stock method) as prescribed by SFAS 128. Common equivalent shares are included in the diluted EPS calculation when dilutive. Under the treasury stock method, the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock.

Stock-Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, which require compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. Additionally, the Company follows disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS 123.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141, which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations entered into after the effective date of July 1, 2001, be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. The Company does not expect this standard to have any material impact on its consolidated financial position, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually. Consistent with the requirements to implement SFAS 142 at the beginning of fiscal years beginning after December 15, 2001, we will adopt the provisions of SFAS 142 in the first quarter of 2002. The Company does not expect this standard to have any material impact on its consolidated financial position, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143, which amends Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect this standard to have any material impact on its consolidated financial position, results of operations or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. It eliminates the APB 30 requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect this standard to have any material impact on its consolidated financial position, results of operations or cash flows.

2. Restructuring

During the first quarter of 2001, management approved a restructuring plan designed to align the Company's operations with the current technology and economic environment. Elements of the restructuring plan include (1) facilities rationalization as a result of increased market acceptance of the Company's online education offerings, (2) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (3) 16 employee separations across most functional areas of the Company. In connection with the restructuring, the Company recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000,of which $457,000 was paid as of December 31, 2001, and related asset impairments of $781,000. The remaining restructuring liability of $354,000 is recorded as a current liability in the consolidated balance sheet and represents the Company's best estimate of non-recoverable costs and expenses associated with sublet facilities and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

3. Acquisition

In August 1998, the Company recorded purchased technology and related goodwill associated with the acquisition of the Bridgeware, Inc., subsidiary. During the third quarter of 2000, the Company decided to accelerate development of an integrated multi-level planning suite that is largely replacing certain acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill. The impaired assets were written down to their net realizable value, which resulted in a non-cash, pre-tax charge of $2.0 million. The after-tax effect of the charge was $1.5 million.

At December 31, 2001 and 2000, intangible assets related to assembled workforce were $186,000 and $238,000, respectively.

4. Cash and Cash Equivalents and Marketable Securities

Cash and cash  equivalents  and marketable  securities are summarized as follows
(in thousands):

                                                                    December 31,
                                                                -------------------
                                                                  2001       2000
                                                                --------   --------
Cash and cash equivalents:
  Cash........................................................  $  4,157   $  2,798
  U.S. Treasury Securities and obligations of U.S.
    government agencies.......................................     1,313         65
  Municipal debt securities...................................       ---      2,000
  Corporate debt securities...................................     7,218      6,467
  Other.......................................................       ---          6
                                                                --------   --------
                                                                $ 12,688   $ 11,336
                                                                ========   ========
Marketable securities:
    Corporate debt securities.................................  $  2,377   $    615
                                                                ========   ========

5. Property and Equipment

Property and equipment are summarized as follows (in thousands):

                                                                    December 31,
                                                                -------------------
                                                                  2001       2000
                                                                --------   --------
  Software and computer equipment.............................  $  5,581   $  6,853
  Furniture and equipment.....................................     1,724      1,916
  Leasehold improvements......................................       764        837
                                                                --------   --------
                                                                   8,069      9,606
  Less accumulated depreciation and amortization..............     5,512      4,927
                                                                --------   --------
                                                                $  2,557   $  4,679
                                                                ========   ========

The estimated lives for property and equipment are as follows: software and computer equipment - two to five years; furniture and equipment - seven to ten years; and leasehold improvements - the life of the lease, none of which have a remaining life of greater than five years. Depreciation expense was $1,967,000 in 2001, $1,880,000 in 2000 and $1,564,000 in 1999.

6.   Income Taxes

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

The components of the income tax provision (benefit) are as follows (in thousands):

                                                                     Year Ended December 31,
                                                                   2001       2000       1999
                                                                ---------  ---------  ---------
  Current:
      Federal.................................................  $    (77)  $    (52)  $    (296)
      State...................................................        35         35         (75)
                                                                --------   --------   ---------
                                                                     (42)       (17)       (371)
                                                                --------   --------   ---------
  Deferred:
      Federal.................................................     2,105     (1,292)       (600)
      State...................................................       197       (124)        (69)
                                                                --------   --------   ---------
                                                                   2,302     (1,416)       (669)
                                                                --------   --------   ---------
                                                                $  2,260   $ (1,433)  $  (1,040)
                                                                ========   ========   =========

The provision (benefit) for income taxes differs from the federal statutory tax rate as follows (in thousands):

                                                                     Year Ended December 31,
                                                                   2001       2000       1999
                                                                ---------  ---------  ---------
  Federal tax at statutory rate...............................  $   (838)  $ (1,353)  $    (877)
  State income tax, net of federal tax benefit................      (181)      (101)       (119)
  Non-deductible amortization and other expenses..............       ---        301         141
  Non-taxable interest income.................................        (1)      (103)       (138)
  Research and experimentation credit.........................      (146)      (182)       (168)
  Business meals and entertainment............................        48         54          51
  Deferred tax asset valuation allowance......................     3,403        ---         ---
  Other.......................................................       (25)       (49)         70
                                                                --------   --------   ---------
                                                                $  2,260   $ (1,433)  $  (1,040)
                                                                ========   ========   =========

Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                              Year Ended December 31,
                                                                   2001       2000
                                                                ---------  ---------
  Deferred tax assets:
      Net operating loss carryforward.........................  $  1,927   $  1,266
      Research and experimentation tax credits carryforward...       136        667
      Minimum tax credits carryforward........................       831        188
      Accounts receivable allowance...........................        98        121
      Accrued vacation pay....................................        36         73
      Restructuring costs.....................................       248        ---
      Deferred revenue........................................       291        202
      Other...................................................        22         21
                                                                --------   --------
                                                                   3,589      2,538
                                                                --------   --------
  Deferred tax liabilities:
      Depreciation............................................      (115)      (181)
      Workforce...............................................       (71)       (88)
                                                                --------   --------
                                                                    (186)      (269)
                                                                --------   --------

  Net deferred tax assets, before valuation allowance.........  $  3,403   $  2,269
                                                                ========   ========

  Recorded as:
      Current deferred income tax asset.......................  $    285   $    215
      Long-term deferred income tax asset.....................     3,118      2,054
      Valuation allowance.....................................    (3,403)       ---
                                                                --------   --------
  Net deferred tax assets.....................................  $    ---   $  2,269
                                                                ========   ========


As of December 31, 2001, the Company had net operating loss carryforwards of $4,803,000 for federal and $6,573,000 for state income tax reporting purposes that expire in the years 2010 through 2021, research and experimentation tax credits of $831,000 that expire commencing in 2009, and minimum tax credit carryforwards of $136,000. Although the loss carryforwards substantially do not begin to expire until 2018, current economic conditions make it difficult to predict full recoverability of those tax assets in a period comparable to the period over which they originated. A valuation allowance was recorded against the $3.4 million of deferred tax assets to reflect that uncertainty in the fourth quarter of 2001, resulting in a full year income tax provision of $2.3 million.

7.   Shareholders' Equity

Preferred Stock

Authorized preferred stock is issuable in series under such terms and conditions as the Board of Directors may determine. None have been issued to date.

Common Stock Options

The Company's 1999 Employee Stock Option Plan (the "1999 Stock Option Plan") was adopted in April 1999, amended in April 2000, and authorizes the granting of incentive and non-qualified stock options. No additional options will be granted under the Company's previous Employee Stock Option Plan, which was originally adopted in 1990 (the "1990 Stock Option Plan"). Initially 200,000 shares were reserved for issuance under the 1999 Stock Option Plan with automatic increases on January 1 of each year equal to 7% of the base shares. The base shares are equal to the sum of (1) the number of shares of the Company's common stock outstanding on the last day of the preceding fiscal year and (2) the number of shares of common stock reserved for issuance upon the exercise of options outstanding on the last day of the preceding fiscal year. The exercise price of the options must not be less than the fair market value of the common stock for options. Options granted under the 1999 Stock Option Plan generally vest over four years, with 25% exercisable one year from date of grant and the remaining 75% at the rate of 1/48th of the amount granted in each of the next 36 consecutive months. Options granted prior to 1996 generally expire five years from the date of grant and options granted subsequently expire ten years from date of grant. The April 2000 amendment to the 1999 Stock Option Plan authorizes the grant of options under the 1999 Stock Option Plan covering an additional number of shares equal to the number of shares covered by unexercised options that were forfeited under the 1990 Stock Option Plan. The 1999 Stock Option Plan terminates in 2009.

At December 31, 2001, options for 540,911 shares of common stock were available for future grants under the plan, which include the additional shares authorized per the April 2000 amendment to the 1999 Stock Option Plan. In accordance with the provisions of the plan, the number of shares available for grant automatically increased by 472,039 shares to 1,012,950 shares on January 1, 2002, representing the aggregate of the calculated 7% of base shares and the available shares at December 31, 2001.

Activity in the option plan is summarized as follows:

                                               2001                       2000                       1999
                                       -------------------        -------------------        -------------------
                                                  Weighted-                  Weighted-                  Weighted
                                                   Average                    Average                    Average
                                                  Exercise                   Exercise                   Exercise
                                       Shares       Price         Shares       Price         Shares       Price
                                       -------------------        -------------------        -------------------
Outstanding at beginning of year....   1,908,359   $  6.70        1,581,938   $   6.92       1,366,617   $  5.88
   Granted..........................     552,700      3.31          587,550       6.39         417,250      9.35
   Exercised........................     (55,083)     0.25          (85,846)      5.41        (106,711)     1.66
   Forfeited........................    (502,213)     6.71         (175,283)      8.33         (95,218)     8.48
Outstanding at end of year..........   1,903,763   $  5.90        1,908,359   $   6.70       1,581,938   $  6.92
                                       =========   =======        =========   ========       =========   =======
Options exercisable at end of year..   1,055,470   $  6.77        1,061,383   $   6.20         842,123   $  5.26
                                       =========   =======        =========   ========       =========   =======

Options outstanding at December 31, 2001, are summarized as follows:

                            Options Outstanding                      Options Exercisable
                            -------------------                      -------------------
                                 Weighted-
                                  Average        Weighted-                        Weighted-
  Range of                       Remaining        Average                          Average
  Exercise                      Contractual      Exercise                         Exercise
   Prices           Shares         Life           Price               Shares        Price
-------------     ---------     -----------     ----------          ---------     --------
$0.40 -  3.18       155,617     8.68 years      $   2.78               51,030     $   2.66
 3.22 -  3.22       454,000     9.08 years          3.22                    0         0.00
 3.30 -  5.75       431,424     5.14 years          4.22              395,424         4.18
 5.81 -  8.06       422,181     6.79 years          7.44              335,760         7.59
 8.19 - 13.31       440,541     7.51 years          9.93              273,256        10.28
                  ---------                     --------            ---------     --------
                  1,903,763                     $   5.90            1,055,470     $   6.77
                  =========                     ========            =========     ========

The Company applies APB 25 and related interpretations in accounting for its option plan, and no compensation expense has been recognized. The following table presents pro forma net loss had compensation cost been determined based on the fair value at the grant date for awards under the plan in accordance with SFAS 123.

                                                   2001       2000       1999
                                                ---------  ---------  ---------
Pro forma net loss (in thousands).............  $ (5,611)  $ (3,786)  $ (2,814)
Pro forma diluted net loss per share..........     (1.16)     (0.80)     (0.61)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 4.9% for 2001, 6.25% for 2000 and 5.5% for 1999; expected life of one year beyond vesting date; and volatility of 70% for 2001, 67% for 2000 and 65% for 1999. In accordance with SFAS 123, only options granted in 1995 and subsequently are included in these calculations. Accordingly, the disclosures are not likely to be representative of the effect on pro forma net income for future years because awards vest over several years, and the disclosures do not take into consideration pro forma expense related to grants made prior to 1995.

Based on the Black-Scholes option-pricing model, the weighted-average fair value at grant date of options granted for the years ended December 31 were $2.30 in 2001, $4.57 in 2000 and $6.50 in 1999.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "Stock Purchase Plan") was established in October 1997, and 100,000 shares of the Company's common stock were reserved for issuance. Under the Stock Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is equal to the greater of (1) 85% of the beginning of the quarter market price or (2) 90% of the average market price during the quarter. Purchases are made at the end of each fiscal quarter. Cumulative shares issued under this plan totaled 75,481, 49,030 and 28,932 at December 31, 2001, 2000 and 1999, respectively.

8.   Employee Savings Plan

The Company has an employee savings plan that is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Board of Directors approved a matching contribution of 37.5% of the first 6% of the employees' contributions beginning January 2001. Prior to this, the Board of Directors had approved a matching contribution of 25% of the first 6% of employee contributions beginning January 1996. The Company's matching contribution to the savings plan was $259,000 in 2001, $173,000 in 2000 and $167,000 in 1999.

9.   Commitments

The Company has certain commitments, principally for office space, under long-term operating leases. Furthermore, the Company has entered into certain sublease agreements as a result of facilities rationalization associated with the increased market acceptance of the Company's online education offerings. Future minimum lease payments required under these non-cancelable operating leases, net of receipts from sublease agreements, are as follows (in thousands):

Payable in:
    2002............................................  $   972
    2003............................................      495
    2004............................................      290
    2005 and thereafter.............................      ---
                                                      -------
                                                        1,757
    Less receipts from sublease agreements..........      941
                                                      -------
                                                      $   816
                                                      =======

Rent expense was $881,000 in 2001, $1,162,000 in 2000 and $1,067,000 in 1999.

10.      Condensed Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2001. This information has been prepared by the Company on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. The Company's operating results for any one quarter are not necessarily indicative of results for any future period.

Earnings per share (EPS) for each quarter are computed independently of EPS for the year. The sum of the quarterly EPS may not equal the EPS for the year because of (1) transactions affecting the weighted-average number of shares outstanding in each quarter and (2) the uneven distribution of earnings during the year.

                                                              Quarter Ended (Unaudited)
                                           --------------------------------------------------------------
                                           March 31     June 30    September 30  December 31      Total
                                           --------     -------    ------------  -----------      -----
                                                        (in thousands, except per share data)

2001:
     Total revenues.....................   $  8,392     $  8,571      $ 8,129      $ 8,590      $  33,682
     Gross profit.......................      4,628        5,416        5,373        5,889         21,306
     Operating (loss) income............     (2,783)        (398)         (59)         265         (2,975)
     Income tax (benefit) provision.....       (524)        (770)          20        3,534          2,260
     Net (loss) income..................     (2,096)         514           25       (3,168)        (4,725)
     Net (loss) income per share:
         Basic..........................      (0.44)        0.11         0.01        (0.66)         (0.98)
         Diluted........................      (0.44)        0.11         0.01        (0.66)         (0.98)

2000:
     Total revenues.....................   $  7,296     $  7,701      $ 8,315      $ 9,578      $  32,890
     Gross profit.......................      4,708        4,864        4,444        6,368         20,384
     Operating (loss) income............     (1,030)      (1,303)      (2,295)          21         (4,607)
     Income tax (benefit) provision.....       (294)        (562)        (646)          69         (1,433)
     Net (loss) income..................       (584)        (596)      (1,490)         123         (2,547)
     Net (loss) income per share:
         Basic..........................      (0.12)       (0.13)       (0.31)        0.03          (0.54)
         Diluted........................      (0.12)       (0.13)       (0.31)        0.03          (0.54)


ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.

                                    PART III

ITEM 10.  Directors and Executive  Officers of the  Registrant.

The information required by this Item is contained in the section captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Report.

ITEM 11. Executive Compensation.

The information required by this Item is contained in the section captioned "Executive Compensation" of the Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is contained in the section captioned "Stock Ownership" of the Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

Not applicable.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this Report.

1. Consolidated Financial Statements

The following information appears in Item 8 of Part II of this Report: o Report of Independent Accountants o Consolidated Balance Sheets as of December 31, 2001 and 2000

o Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
o Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
o Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
o    Notes to Consolidated Financial Statements


2.   Financial Statement Schedule

The  following  financial  statement  schedule  is included  in this  Report:

o Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000 and 1999

     All  other  schedules  are  omitted  because  they  are not  required,  not
     applicable,   or  the  required  information  is  otherwise  shown  in  the consolidated financial statements or the notes thereto.

3. Exhibits

Number Assigned in
  Regulation S-K       Exhibit
     Item 601           Number                     Description of Exhibit
     --------          -------                     ----------------------

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

        (4)              4.1            Specimen  Stock  Certificate  for Common
                                        Stock   (Incorporated  by  reference  to
                                        Registration   Statement  on  Form  S-1,
                                        Registration No. 333-38177.)

                         4.2 Other rights of securities holders - see Exhibits 3.1 and 3.2

       (10)             10.1            Form of Made2Manage Systems, Inc., Stock
                                        Option   Agreement    (Incorporated   by
                                        reference    to    Exhibit    10.16   to
                                        Registration   Statement  on  Form  S-1,
                                        Registration No. 333-38177.)

                        10.2 Made2Manage Systems, Inc., Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1, Registration No. 333-38177.)

                        10.3            1999 Made2Manage Systems, Inc., Employee
                                        Stock  Option  Plan   (Incorporated   by
                                        reference to March 31, 1999 Form 10-Q.)

                        10.4 Amendment to the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (Incorporated by reference to March 31, 2000 schedule 14-a, appendix 1.)

                        10.5 Made2Manage Systems, Inc., Executive Salary Continuation Plan (Incorporated by reference to September 30, 2001 Form 10-Q.)

       (21)             21.1            List of  Subsidiaries  (Incorporated  by
                                        reference  to  December  31,  2000  Form
                                        10-K.)

       (23)             23.1            Consent of Independent Accountants


(b)  Reports on Form 8-K.

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

                                      MADE2MANAGE SYSTEMS, INC.


Date: March 20, 2002                  By:  /s/David B. Wortman
                                           -------------------------------------
                                           David B. Wortman
                                           Chairman of the Board, President and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature              Title (Capacity)                        Date


/s/David B. Wortman           Chairman of the Board, President    March 20, 2002
---------------------------   and Chief Executive Officer
David B. Wortman              (Principal Executive Officer)



/s/Traci M. Dolan             Vice President, Finance and         March 20, 2002
---------------------------   Administration, Chief Financial
Traci M. Dolan                Officer, Secretary and Treasurer
                              (Principal Financial Officer)



/s/Katherine L. Kinder        Controller                          March 20, 2002
---------------------------   (Principal Accounting Officer)
Katherine L. Kinder



/s/Michael P. Cullinane       Director                            March 20, 2002
---------------------------
Michael P. Cullinane



/s/Timothy A. Davenport       Director                            March 20, 2002
---------------------------
Timothy A. Davenport



/s/Richard G. Halperin        Director                            March 20, 2002
---------------------------
Richard G. Halperin



/s/Rudolf J. Herrmann         Director                            March 20, 2002
---------------------------
Rudolf J. Herrmann

                                         Made2Manage Systems, Inc.
                              Schedule II - Valuation and Qualifying Accounts
                                              (in thousands)


             COLUMN A                 COLUMN B             COLUMN C           COLUMN D         COLUMN E
             --------                 --------             --------           --------         --------
                                                           Additions
                                                           ---------
                                                     Charged       Charged
                                     Balance at     to Costs          to                        Balance
                                      Beginning       and           Other                      at the End
            Description               of Period     Expenses       Accounts     Deductions     of Period
--------------------------------    -----------     --------      ---------     ----------     ----------

Allowance for Doubtful Accounts:
2001                                   $  450        $   478       $   233       $ (745)        $   416
2000                                   $  564        $   514       $   322       $ (950)        $   450
1999                                   $  602        $   498       $   151       $ (687)        $   564

Income Tax Valuation Allowance:
2001                                   $  ---        $   ---       $ 3,403       $  ---         $ 3,403
2000                                   $  ---        $   ---       $   ---       $  ---         $   ---
1999                                   $  ---        $   ---       $   ---       $  ---         $   ---