Form 10-Q
period 2002-03-31
MADE2MANAGE SYSTEMS INC
filed 2002-05-10
CIK 1038271

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

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

                         Yes [ X ]             No [   ]

As of April 30, 2002, there were 4,878,506 shares of Common Stock, no par value, outstanding.


================================================================================

                            MADE2MANAGE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page
PART I     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)
           As of March 31, 2002 and December 31, 2001........................  3

           Condensed Consolidated Statements of Operations (Unaudited)
           For the Three Months ended March 31, 2002 and 2001................  4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           For the Three Months ended March 31, 2002 and 2001................  5

           Notes to Condensed Consolidated Financial Statements..............  6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  9

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

           Signatures........................................................ 21

                                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                      MADE2MANAGE SYSTEMS, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data)
                                             (unaudited)


                                                                             March 31,    December 31,
                                                                               2002           2001
                                                                             ---------    ------------

                                                ASSETS
Current assets:
  Cash and cash equivalents................................................  $  14,123     $  12,688
  Marketable securities....................................................        895         2,377
  Trade accounts receivable, net ..........................................      5,893         6,796
  Prepaid expenses and other...............................................      1,309         1,543
                                                                             ---------     ---------
    Total current assets...................................................     22,220        23,404

Property and equipment, net................................................      2,532         2,557
                                                                             ---------     ---------

    Total assets...........................................................  $  24,752     $  25,961
                                                                             =========     =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................  $     682     $     468
  Accrued liabilities......................................................      2,090         2,671
  Current portion of capitalized leases....................................        107           ---
  Deferred revenue.........................................................      9,080         9,784
                                                                             ---------     ---------
    Total current liabilities..............................................     11,959        12,923

Capitalized leases.........................................................        116           ---
Deferred revenue...........................................................        570           679
                                                                             ---------     ---------

    Total liabilities......................................................     12,645        13,602
                                                                             ---------     ---------

Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares
    authorized, no shares issued and outstanding
    at March 31, 2002 and December 31, 2001................................        ---           ---
  Common stock, no par value; 10,000,000 shares
    authorized, 4,872,036 and 4,839,646 issued
    and outstanding at March 31, 2002 and
    December 31, 2001, respectively........................................     22,730        22,615
  Accumulated other comprehensive income...................................          1            34
  Accumulated deficit......................................................    (10,624)      (10,290)
                                                                             ---------     ---------
    Total shareholders' equity.............................................     12,107        12,359
                                                                             ---------     ---------
    Total liabilities and shareholders' equity.............................  $  24,752     $  25,961
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

                                      MADE2MANAGE SYSTEMS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)
                                             (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                                2002          2001
                                                                             ---------     ---------

Revenues:
  Software.................................................................  $   1,978     $   3,854
  Services.................................................................      5,298         4,542
  Hardware.................................................................        158           204
                                                                             ---------     ---------
    Total revenues.........................................................      7,434         8,600
                                                                             ---------     ---------

Costs of revenues:
  Software.................................................................        430           718
  Services.................................................................      2,085         2,465
  Hardware.................................................................        113           149
  Restructuring charge.....................................................        ---           640
                                                                             ---------     ---------
    Total costs of revenues................................................      2,628         3,972
                                                                             ---------     ---------

    Gross profit...........................................................      4,806         4,628
                                                                             ---------     ---------

Operating expenses:
  Sales and marketing......................................................      2,902         3,540
  Product development......................................................      1,297         1,705
  General and administrative...............................................      1,022         1,214
  Restructuring charge.....................................................        ---           952
                                                                             ---------     ---------
    Total operating expenses...............................................      5,221         7,411
                                                                             ---------     ---------

Operating loss.............................................................       (415)       (2,783)

Other income, net..........................................................         81           163
                                                                             ---------     ---------

Loss before income taxes...................................................       (334)       (2,620)

Income tax benefit.........................................................        ---          (524)
                                                                             ---------     ---------

Net loss  .................................................................  $    (334)    $  (2,096)
                                                                             =========     =========

Per share amounts - basic and diluted:
    Net loss per share.....................................................  $   (0.07)    $   (0.44)
                                                                             =========     =========
    Weighted average shares outstanding....................................      4,855         4,810
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

                                      MADE2MANAGE SYSTEMS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                                2002          2001
                                                                             ---------     ---------
Operating activities:
  Net loss.................................................................  $    (334)    $  (2,096)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation...........................................................        398           491
    Restructuring charge related to write-down of
      impaired property & equipment........................................        ---           781
    Provision for doubtful accounts........................................         95           248
    Changes in assets and liabilities:
      Trade accounts receivable............................................        808         2,060
      Prepaid expenses and other...........................................        234           (75)
      Deferred income taxes................................................        ---          (524)
      Accounts payable.....................................................        214          (254)
      Accrued liabilities..................................................       (581)         (147)
      Deferred revenue.....................................................       (813)          140
                                                                             ----------    ---------
    Net cash provided by operating activities..............................         21           624
                                                                             ---------     ---------

Investing activities:
  Purchases of property and equipment......................................       (118)          (89)
  Purchases of marketable securities.......................................       (894)       (2,641)
  Sales of marketable securities...........................................      2,343           615
                                                                             ---------     ---------
    Net cash provided by (used in) investing activities....................      1,331        (2,115)
                                                                             ---------     ---------

Financing activities:
  Principal payments under capitalized leases..............................        (32)          ---
  Proceeds from issuance of common stock...................................         13            24
  Proceeds from exercise of stock options..................................        102            10
                                                                             ---------     ---------
    Net cash provided by financing activities..............................         83            34
                                                                             ---------     ---------

Change in cash and cash equivalents........................................      1,435        (1,457)
Cash and cash equivalents, beginning of period.............................     12,688        11,336
                                                                             ---------     ---------
Cash and cash equivalents, end of period...................................  $  14,123     $   9,879
                                                                             =========     =========


Supplemental schedule of non-cash investing activities:

A capital lease obligation of  approximately  $255 was incurred when the Company entered into a lease for new computers.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2001. In management's opinion, this information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented.

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

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

3.  Revenue Recognition and Deferred Revenue

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

4.  Income Tax Benefit

From 1999 and through 2001, the Company sustained cumulative tax operating losses totaling $9 million, inclusive of two significant charges totaling $4.5 million related to the write-down and amortization of purchased technology assets and a restructuring charge. Those losses had given rise to deferred tax assets of $3.4 million. Although the loss carryforwards substantially do not begin to expire until 2018, current economic conditions make it difficult to predict full recoverability of those tax assets in a period comparable to the period over which they originated. Therefore, a valuation allowance was recorded against the $3.4 million of deferred tax assets to reflect that uncertainty in the fourth quarter of 2001. Furthermore, the Company has not and does not anticipate recording significant tax charges or benefits in 2002 due to this charge.

5. Other Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2002          2001
                                                          --------     --------

Net loss ................................................ $   (334)   $  (2,096)
Other comprehensive loss:
     Unrealized loss on marketable securities............      (33)         ---
                                                          --------    ---------
Total comprehensive loss................................. $   (367)   $  (2,096)
                                                          ========    =========

6. Net Loss per Share

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

7. Restructuring

During the first quarter of 2001, management approved a restructuring plan designed to align the Company's operations with the current technology and economic environment. Elements of the restructuring plan include (1) facilities rationalization as a result of increased market acceptance of the Company's online education offerings, (2) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (3) 16 employee separations across most functional areas of the Company. In connection with the restructuring, the Company recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $483,000 was paid as of March 31, 2002, and related asset impairments of $781,000. The remaining restructuring liability of $328,000 is recorded as a current liability in the consolidated balance sheet and represents the Company's best estimate of non-recoverable costs and expenses associated with sublet facilities and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

8. Recently Issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually. As required by the adoption of SFAS 142, the Company is employing the transitional goodwill impairment test to assess the potential impairment loss of its goodwill assets. The Company has not finalized the analysis, but does not expect to record an impairment loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain "forward-looking  statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as "estimates," "believes," "anticipates," "plans" and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance, business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the "Business Environment and Risk Factors" section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Made2Manage Enterprise Business System is sold in the United States, Canada and the United Kingdom. Historically, approximately 99% of our revenues have been derived from customers in North America.

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

                                                Three Months Ended
                                                      March 31,         Percent
                                                ------------------      Increase
                                                2002          2001     (Decrease)
                                                -----         ----     ---------

Revenues:
  Software...................................    26.6%        44.8%        (48.7)%
  Services...................................    71.3         52.8          16.6
  Hardware...................................     2.1          2.4         (22.5)
                                                -----        -----
    Total revenues...........................   100.0        100.0         (13.6)
                                                -----        -----
Costs of revenues:
  Software...................................     5.8          8.4         (40.1)
  Services...................................    28.1         28.7         (15.4)
  Hardware...................................     1.5          1.7         (24.2)
  Restructuring   charge.....................     ---          7.4            NM
                                                -----        -----
    Total costs of  revenues.................    35.4         46.2         (33.8)
                                                -----        -----
    Gross profit.............................    64.6         53.8           3.8
                                                -----        -----
Operating expenses:
  Sales and marketing........................    39.0         41.2         (18.0)
  Product development........................    17.5         19.8         (23.9)
  General and administrative.................    13.7         14.1         (15.8)
  Restructuring charge.......................     ---         11.1            NM
                                                -----        -----
    Total operating expenses.................    70.2         86.2         (29.6)
                                                -----        -----
Operating loss...............................    (5.6)       (32.4)         85.1
Other income, net............................     1.1          1.9         (50.3)
                                                -----        -----
Loss before income taxes.....................    (4.5)       (30.5)         87.3
Income tax benefit...........................     ---         (6.1)           NM
                                                -----        -----
Net loss.....................................    (4.5)%      (24.4)%        84.1%
                                                =====        =====

NM - Not Meaningful

Comparison of Three Months Ended March 31, 2002 and 2001 Revenues

Revenues are derived from software licenses, service and support fees and hardware sales. For the three months ended March 31, 2002, total revenues decreased by $1.2 million, or 13.6%, to $7.4 million from $8.6 million for the three months ended March 31, 2001. The shortfall in total revenues resulted from a decline in software license revenues offset in part by continued growth in our services revenues. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. For the three months ended March 31, 2002, software license revenues decreased by $1.9 million, or 48.7%, to $2.0 million from $3.9 million for the three months ended March 31, 2001. Software revenues constituted 26.6% and 44.8% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The decline in the first quarter of 2002 over the same period for the prior year largely reflected delayed spending by prospective customers due to the slow economy. Additionally, during the first quarter of 2002, we implemented changes in the structure of our sales organization designed to realign sales channels and their management. While we believe these changes will be beneficial in the future, they caused some short-term disruptions in closing business. The mix of sales from third party products versus our proprietary products was 16% in the first quarter of 2002 as compared to 15% in the first quarter of 2001.

Services Revenues. For the three months ended March 31, 2002, services revenues increased by $756,000, or 16.6%, to $5.3 million from $4.5 million for the three months ended March 31, 2001. These revenues constituted 71.3% and 52.8% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The growth in services revenues was primarily driven by our subscription-based support and education services due to an expanding installed base of customers.

Hardware Revenues. For the three months ended March 31, 2002, hardware revenues decreased by $46,000, or 22.5%, to $158,000 from $204,000 for the three months ended March 31, 2001. These revenues constituted 2.1% and 2.4% of total revenues for the three months ended March 31, 2002 and 2001, respectively. Our sales of hardware equipment are limited to bar-coding and data collection equipment necessary to utilize certain features of the Made2Manage Enterprise Business System and typically move with software revenues.

International Revenues. International revenues from our operations in the United Kingdom typically represent less than 1% of our total revenues. There were no new system sales in the first quarter of 2002 as compared to sales of $63,000 in the first quarter of 2001.

Costs of Revenues

Costs of Software Revenues. For the three months ended March 31, 2002 and 2001, costs of software revenues totaled $430,000 and $718,000, respectively, resulting in gross profits of 78.3% and 81.4% of software revenues, respectively. The decrease in the gross profit percentage was due to some extent to a higher proportion of software revenues being generated from third party products, which carry a higher cost than our proprietary products, as well as slightly higher discounts.

Costs of Services Revenues. For the three months ended March 31, 2002 and 2001, costs of services revenues totaled $2.1 million and $2.5 million, respectively, resulting in gross profits of 60.6% and 45.7% of services revenues, respectively. The improvement in the gross profit percentage in the first quarter of 2002 reflected the continued growth of our subscription-based support and education services, which included a larger installed base of customers compared to the prior year first quarter. At the same time, we realized the full cost savings from the restructuring plan implemented during the first quarter of 2001, including reduced headcount and facilities rationalization.

Costs of Hardware Revenues. For the three months ended March 31, 2002 and 2001, costs of hardware revenues totaled $113,000 and $149,000, respectively. Gross profit margins from hardware were relatively consistent at 28.5% and 27.0% of hardware revenues for the three months ended March 31, 2002 and 2001, respectively.

Restructuring Charge. During the first quarter of 2001, management approved a restructuring plan designed to align our operations with the current technological and economic environment. Elements of the restructuring plan included (1) facilities rationalization as a result of increased market acceptance of our online education offerings, (2) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (3) 16 employee separations across most functional areas of the company. In connection with the restructuring, we recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $483,000 was paid as of March 31, 2002, and related asset impairments of $781,000. The remaining restructuring liability of $328,000 is recorded as a current liability in the consolidated balance sheet and represents our best estimate of non-recoverable costs and expenses associated with sublet facilities and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter of 2001 was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

Operating Expenses

Sales and Marketing Expenses. For the three months ended March 31, 2002 and 2001, sales and marketing expenses were $2.9 million and $3.5 million, respectively, representing 39.0% and 41.2% of total revenues, respectively. The reduction in sales and marketing expenses was primarily related to lower commissions due to the decline in software revenues. Additionally, our ongoing expense management initiatives resulted in reduced travel expenses, as more of the selling effort was successfully delivered over the Web.

Product Development Expenses. For the three months ended March 31, 2002 and 2001, product development expenses were $1.3 million and $1.7 million, respectively, representing 17.5% and 19.8% of total revenues, respectively. The decrease in development expenses was largely attributable to the restructuring plan implemented during the first quarter of 2001, much of which related to e-commerce initiatives. We did not capitalize any software development costs during these periods, since the capitalizable portion was not significant.

General and Administrative Expenses. For the three months ended March 31, 2002 and 2001, general and administrative expenses were $1.0 million and $1.2 million, respectively. As a percentage of total revenues, these expenses remained flat at 14%.

Other Income, Net

For the three months ended March 31, 2002 and 2001, other income, net was $81,000 and $163,000, respectively, representing 1.1% and 1.9% of total revenues, respectively. The decrease in other income in the first quarter of 2002 compared to the first quarter of 2001 was due primarily to lower interest rates on invested securities.

Income Tax Benefit

From 1999 and through 2001, we sustained cumulative tax operating losses totaling $9 million, inclusive of two significant charges totaling $4.5 million related to the write-down and amortization of purchased technology assets and a restructuring charge. Those losses had given rise to deferred tax assets of $3.4 million. Although the loss carryforwards substantially do not begin to expire until 2018, current economic conditions make it difficult to predict full recoverability of those tax assets in a period comparable to the period over which they originated. Therefore, a valuation allowance was recorded against the $3.4 million of deferred tax assets to reflect that uncertainty in the fourth quarter of 2001. Furthermore, we have not and do not anticipate recording significant tax charges or benefits in 2002 due to this charge.

Liquidity and Capital Resources

We have funded our operations primarily through equity capital and cash generated from operations. As of March 31, 2002, we had $15.0 million of cash, cash equivalents and marketable securities, which reflected substantially breakeven cash flow for the quarter.

At March 31, 2002, we had working capital of $10.3 million. Accounts receivable, net of allowance for doubtful accounts, were $5.9 million and $6.8 million at March 31, 2002 and December 31, 2001, respectively, which translated into an average days sales outstanding of 71 days for both periods. Deferred revenue, which principally relates to support agreements and contracted services, decreased to $9.7 million at March 31, 2002, from $10.5 million at December 31, 2001. The decreases in both accounts receivable and deferred revenue were associated with lower new system sales in the first quarter of 2002 as compared to the fourth quarter of 2001.

We believe that cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least through 2002.

Recently Issued Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually. As required by the adoption of SFAS 142, we are employing the transitional goodwill impairment test to assess the potential impairment loss of our goodwill assets. We have not finalized the analysis, but do not expect to record an impairment loss.

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

Substantial Control by Single Shareholder

As of April 30, 2002, Hambrecht & Quist California and Hambrecht & Quist London Ventures (the "Entities Affiliated with J.P. Morgan Chase & Co., Inc.") beneficially owned approximately 15.6% of our outstanding common stock. As a result, the Entities Affiliated with J.P. Morgan Chase & Co., Inc., will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of April 30, 2002, we had 4,878,506 shares of common stock outstanding, of which 759,276 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of April 30, 2002, there were 2,267,232 options outstanding to purchase shares of common stock at a weighted average price of $5.97 per share under the Company's stock option plans, of which options to purchase 1,208,907 shares of common stock were then vested and exercisable. At April 30, 2002, we had reserved 612,017 shares of common stock for future grant under the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (the "Stock Option Plan"). We have reserved 200,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of April 30, 2002, 77,857 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Stock Option Plan and the Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     See Index to Exhibits.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2002

MADE2MANAGE SYSTEMS, INC.



/s/ David B. Wortman                        /s/ Traci M. Dolan
------------------------------------        ------------------------------------
David B. Wortman                            Traci M. Dolan
Chairman of the Board, President and        Vice President, Finance and
Chief Executive Officer                       Administration,
(Principal Executive Officer)               Chief Financial Officer
                                            Secretary and Treasurer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)

                                Index to Exhibits
                                -----------------

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