Form 10-Q
period 2002-06-30
MADE2MANAGE SYSTEMS INC
filed 2002-08-14
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 2002.

or

       [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the transition period from ______________ to ______________.

Commission File Number:  0-23459

MADE2MANAGE SYSTEMS, INC.
 (Exact name of registrant as specified in its charter)

Indiana	35-1665080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9002 Purdue Road, Indianapolis, IN	46268
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (317) 532-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [   ]

As of July 31, 2002, there were 4,894,714 shares of Common Stock, no par value, outstanding.

MADE2MANAGE SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of
	June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations (Unaudited) for the
	Three and Six Months ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	for the Six Months ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

                                                                                                 June 30,   December 31,
                                                                                                   2002         2001
                                                                                                 --------   ------------

                                                   ASSETS
Current assets:
    Cash and cash equivalents ................................................................   $ 15,134    $ 12,688
    Marketable securities ....................................................................        900       2,377
    Trade accounts receivable, net ...........................................................      5,696       6,796
    Prepaid expenses and other ...............................................................      1,239       1,543
                                                                                                 --------    --------
       Total current assets ..................................................................     22,969      23,404

Property and equipment, net ..................................................................      2,306       2,557
                                                                                                 --------    --------

       Total assets ..........................................................................   $ 25,275    $ 25,961
                                                                                                 ========    ========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................................................   $    654    $    468
    Accrued liabilities ......................................................................      2,370       2,671
    Current portion of capitalized lease .....................................................        107         ---
    Deferred revenue .........................................................................      9,089       9,784
                                                                                                 --------    --------
       Total current liabilities .............................................................     12,220      12,923

Capitalized lease ............................................................................         87         ---
Deferred revenue .............................................................................        660         679
                                                                                                 --------    --------

       Total liabilities .....................................................................     12,967      13,602
                                                                                                 --------    --------

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
       issued and outstanding at June 30, 2002 and December 31, 2001 .........................        ---         ---
    Common stock, no par value; 10,000,000 shares authorized, 4,894,714 and
       4,839,646 shares issued and outstanding at June 30, 2002 and December 31,
       2001, respectively ....................................................................     22,797      22,615
    Accumulated other comprehensive income ...................................................        ---          34
    Accumulated deficit ......................................................................    (10,489)    (10,290)
                                                                                                 --------    --------
       Total shareholders' equity ............................................................     12,308      12,359
                                                                                                 --------    --------

       Total liabilities and shareholders' equity ............................................   $ 25,275    $ 25,961
                                                                                                 ========    ========

           The accompanying notes are an integral part of these condensed consolidated financial statements

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                           Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                          -------------------       ----------------
                                                             2002       2001        2002        2001
                                                          -------------------       ----------------
Revenues:
    Software ..........................................   $  3,116   $  3,750    $  5,094    $  7,604
    Services ..........................................      5,213      4,797      10,511       9,339
    Hardware ..........................................        151        229         309         433
                                                          --------   --------    --------    --------
      Total revenues ..................................      8,480      8,776      15,914      17,376
                                                          --------   --------    --------    --------

Costs of revenues:
    Software ..........................................        533        767         963       1,485
    Services ..........................................      2,213      2,423       4,298       4,888
    Hardware ..........................................        107        170         220         319
    Restructuring charge ..............................        ---        ---         ---         640
                                                          --------   --------    --------    --------
      Total costs of revenues .........................      2,853      3,360       5,481       7,332
                                                          --------   --------    --------    --------

      Gross profit ....................................      5,627      5,416      10,433      10,044
                                                          --------   --------    --------    --------

Operating expenses:
    Sales and marketing ...............................      3,043      3,054       5,945       6,594
    Product development ...............................      1,357      1,518       2,654       3,223
    General and administrative ........................      1,167      1,242       2,189       2,456
    Restructuring charge ..............................        ---        ---         ---         952
                                                          --------   --------    --------    --------
      Total operating expenses ........................      5,567      5,814      10,788      13,225
                                                          --------   --------    --------    --------

Operating income (loss) ...............................         60       (398)       (355)     (3,181)

Other income, net .....................................         75        142         156         305
                                                          --------   --------    --------    --------

Income (loss) before income taxes .....................        135       (256)       (199)     (2,876)

Income tax benefit ....................................        ---        770         ---       1,294
                                                          --------   --------    --------    --------

Net income (loss) .....................................   $    135   $    514    $   (199)   $ (1,582)
                                                          ========   ========    ========    ========

Per share amounts:
    Basic:
      Net income (loss) per share .....................   $   0.03   $   0.11    $  (0.04)   $  (0.33)
                                                          ========   ========    ========    ========
      Weighted average shares outstanding .............      4,879      4,821       4,867       4,816
                                                          ========   ========    ========    ========
    Diluted:
      Net income (loss) per share .....................   $   0.03   $   0.11    $  (0.04)   $  (0.33)
                                                          ========   ========    ========    ========
      Weighted average shares outstanding .............      5,195      4,894       4,867       4,816
                                                          ========   ========    ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                          ----------------
                                                                                          2002        2001
                                                                                          ----        ----
Operating activities:
    Net loss........................................................................  $   (199)   $ (1,582)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation.................................................................       773         982
       Restructuring charge related to write-down of impaired property & equipment..       ---         781
       Provision for doubtful accounts..............................................       142         467
       Changes in assets and liabilities:
          Trade accounts receivable.................................................       958       3,532
          Prepaid expenses and other................................................       304        (253)
          Deferred income taxes.....................................................       ---      (1,294)
          Accounts payable..........................................................       186        (268)
          Accrued liabilities.......................................................      (301)       (639)
          Deferred revenue..........................................................      (714)       (483)
                                                                                      --------    --------
       Net cash provided by operating activities....................................     1,149       1,243
                                                                                      --------    --------

Investing activities:
    Purchases of property and equipment.............................................      (267)       (305)
    Purchases of marketable securities..............................................    (1,794)     (7,277)
    Sales of marketable securities..................................................     3,237       3,256
                                                                                      --------    --------
       Net cash provided by (used in) investing activities..........................     1,176      (4,326)
                                                                                      --------    --------

Financing activities:
    Principal payments under capitalized lease......................................       (61)        ---
    Proceeds from issuance of common stock..........................................        37          46
    Proceeds from exercise of stock options.........................................       145          10
                                                                                      --------    --------
       Net cash provided by financing activities....................................       121          56
                                                                                      --------    --------

Change in cash and cash equivalents.................................................     2,446      (3,027)
Cash and cash equivalents, beginning of period......................................    12,688      11,336
                                                                                      --------    --------
Cash and cash equivalents, end of period............................................  $ 15,134    $  8,309
                                                                                      ========    ========

Supplemental schedule of non-cash investing activities:

A capital lease obligation of approximately $255 was incurred in the first quarter of 2002 when the Company entered into a lease for new computers.

        The accompanying notes are an integral part of these condensed consolidated financial statements.

MADE2MANAGE SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

Made2Manage Systems, Inc. (the “Company”), an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise business systems for mid-market manufacturers located primarily in the United States. The Company is dependent upon its principal product, the Made2Manage® Enterprise Business System, which provides fully integrated solutions that manage a manufacturer’s entire business environment, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning (“M2M™ ERP”), Made2Manage Supply Chain Management (“M2M SCM”), Made2Manage Customer Relationship Management (“M2M CRM”), Made2Manage Business Intelligence (“M2M BI”), Made2Manage Enterprise Portal (“M2M VIP”) and Made2Manage Enterprise Integration (“M2M Link”). The system is supported by a host of user services, including M2M Expert, the Web site which provides the Company’s customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2001. In management’s opinion, this information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented.

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

3.     Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, Statement of Position No. 97-2 (“SoP 97-2”), Software Revenue Recognition, and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectability is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with the Made2Manage Enterprise Business System, and constitute a relatively small component of total revenues.

The Company’s sales arrangements typically include services in addition to software and hardware. Service revenues are generated from annual fees paid by customers to receive support services and software upgrades and also from implementation, education and consulting services. For sales arrangements that include bundled software, hardware and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. These services are usually not essential to the functionality of the software and hardware. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SoP 97-2. Support revenues are recognized on a straight-line basis over the term of the agreement. Revenues from technical training and consulting services are recognized as provided to customers. If the services are essential to the functionality of the software and hardware, revenue from the software and hardware components is deferred until the essential services are complete.

Subscription-based offerings include M2M Express, M2M VIP and M2M University. The M2M Express thin client option is designed to provide mid-market manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. Subscription revenues are recognized ratably over the subscription period.

4.     Income Tax Benefit

From 1999 and through 2001, the Company sustained cumulative tax operating losses totaling $9 million, inclusive of two significant charges totaling $4.5 million related to the write-down and amortization of purchased technology assets and a restructuring charge. Those losses had given rise to deferred tax assets of $3.4 million. Although substantial loss carryforwards do not begin to expire until 2018, current economic conditions make it difficult to predict full recoverability of those tax assets in a period comparable to the period over which they originated. Therefore, in the fourth quarter of 2001 a valuation allowance was recorded against the $3.4 million of deferred tax assets to reflect that uncertainty. Furthermore, the Company has not and does not anticipate recording significant tax charges or benefits in 2002 due to this charge.

5.     Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):
                                                    Three Months Ended       Six Months Ended
                                                        June 30,                 June 30,
                                                    ------------------       ----------------
                                                       2002   2001            2002      2001
                                                       ----   ----            ----      ----
Net income (loss).................................    $ 135  $ 514          $ (199)  $ (1,582)
Other comprehensive loss:
  Unrealized loss on marketable securities........       (1)   ---             (34)       ---
                                                      -----  -----          ------   --------
Total comprehensive income (loss).................    $ 134  $ 514          $ (233)  $ (1,582)
                                                      =====  =====          ======   ========

6.     Net Income (Loss) per Share

Basic earnings per share (“EPS”) is determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), and is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS is similar to basic, except that the weighted-average number of shares outstanding includes the impact of common equivalent shares. Diluted common equivalent shares consist of stock options (using the treasury stock method) as prescribed by SFAS 128. Common equivalent shares are included in the diluted EPS calculation when dilutive. Under the treasury stock method, the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock.

7.     Restructuring

During the first quarter of 2001, management approved a restructuring plan designed to align the Company’s operations with the current technological and economic environment. Elements of the restructuring plan included (1) facilities rationalization as a result of increased market acceptance of the Company’s online education offerings, (2) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (3) 16 employee separations across most functional areas of the Company. In connection with the restructuring, the Company recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $478,000 was paid as of June 30, 2002, and related asset impairments of $781,000. The remaining restructuring liability of $333,000 is recorded as a current liability in the consolidated balance sheet and represents the Company’s best estimate of non-recoverable costs and expenses associated with sublet facilities and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter of 2001 was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

8.     Recently Issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on January 1, 2002. SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually.

At December 31, 2001, the balance of the Company’s goodwill assets was $186,000. In accordance with the requirements of SFAS 142, the Company stopped amortizing its goodwill asset effective January 1, 2002. Prior to that, the amortization of goodwill for the three and six months ended June 30, 2001, was $13,000 and $52,000, respectively. As required by the adoption of SFAS 142, the Company employed the transitional goodwill impairment test and determined that there is no impairment loss of its goodwill asset.

The Company adopted Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, in the first quarter of 2002. EITF 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement versus as a reduction of expenses incurred. As required by the adoption of EITF 01-14, the Company has reclassified the reimbursements of out-of-pocket expenses in prior periods from a reduction of cost of services to services revenue in the comparative condensed consolidated financial statements.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as “estimates,” “believes,” “anticipates,” “plans” and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance, business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the “Business Environment and Risk Factors” section below, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company’s SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 2001.

Overview
Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise software for mid-market manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, the Made2Manage® Enterprise Business System, provides fully integrated solutions automating all business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning (“M2M™ ERP”), Made2Manage Supply Chain Management (“M2M SCM”), Made2Manage Customer Relationship Management (“M2M CRM”), Made2Manage Business Intelligence (“M2M BI”), Made2Manage Enterprise Portal (“M2M VIP”), and Made2Manage Enterprise Integration (“M2M Link”). The system is supported by a host of user services, including M2M Expert, the Web site that provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

The Made2Manage Enterprise Business System is sold in the United States, Canada and the United Kingdom. Historically, approximately 99% of our revenues have been derived from customers in North America.

Our revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, Statement of Position No. 97-2 (“SoP 97-2”), Software Revenue Recognition, and other applicable revenue recognition guidance and interpretations. In general, we record revenue when it is realized, or realizable, and earned. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectability is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with the Made2Manage Enterprise Business System, and constitute a relatively small component of total revenues.

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

Subscription-based offerings include M2M Express, M2M VIP and M2M University. The M2M Express thin client option is designed to provide mid-market manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. Subscription revenues are recognized ratably over the subscription period.

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

                                            Three Months Ended                    Six Months Ended
                                                June 30,          Percent             June 30,         Percent
                                            ------------------    Increase        ----------------     Increase
                                             2002       2001     (Decrease)        2002      2001     (Decrease)
                                             ----       ----     ----------        ----      ----     ----------
Revenues:
    Software.............................     36.7%      42.7%    (16.9)%          32.0%      43.8%     (33.0)%
    Services.............................     61.5       54.7       8.7            66.1       53.7       12.5
    Hardware.............................      1.8        2.6     (34.1)            1.9        2.5      (28.6)
                                             -----      -----                     -----      -----
       Total revenues....................    100.0      100.0      (3.4)          100.0      100.0       (8.4)
                                             -----      -----                     -----      -----
Costs of revenues:
    Software.............................      6.3        8.8     (30.5)            6.1        8.6      (35.2)
    Services.............................     26.1       27.6      (8.7)           27.0       28.1      (12.1)
    Hardware.............................      1.2        1.9     (37.1)            1.4        1.8      (31.0)
    Restructuring charge.................      ---        ---        NM             ---        3.7         NM
                                             -----      -----                     -----      -----
       Total costs of revenues...........     33.6       38.3     (15.1)           34.5       42.2      (25.2)
                                             -----      -----                     -----      -----
       Gross profit......................     66.4       61.7       3.9            65.5       57.8        3.9
                                             -----      -----                     -----      -----
Operating expenses:
    Sales and marketing..................     35.9       34.8      (0.4)           37.4       38.0       (9.8)
    Product development..................     16.0       17.3     (10.6)           16.7       18.5      (17.7)
    General and administrative...........     13.8       14.1      (6.0)           13.7       14.1      (10.9)
    Restructuring charge.................      ---        ---        NM             ---        5.5         NM
                                             -----      -----                     -----      -----
       Total operating expenses..........     65.7       66.2      (4.2)           67.8       76.1      (18.4)
                                             -----      -----                     -----      -----
Operating income (loss)..................      0.7       (4.5)    115.1            (2.3)     (18.3)      88.8
Other income, net .......................      0.9        1.6     (47.2)            1.0        1.8      (48.9)
                                             -----      -----                     -----      -----
Income (loss) before income taxes........      1.6       (2.9)    152.7            (1.3)     (16.5)      93.1
Income tax benefit.......................      ---        8.8        NM             ---        7.4         NM
                                             -----      -----                     -----      -----
Net income (loss)........................      1.6%       5.9%    (73.7)%          (1.3)%     (9.1)%     87.4%
                                             =====      =====                     =====      =====

NM - Not meaningful.

Comparison of Three and Six Months Ended June 30, 2002 and 2001

Revenues

Revenues are derived from software licenses, service and support fees and hardware sales. For the three months ended June 30, 2002, total revenues decreased by $296,000, or 3.4%, to $8.5 million from $8.8 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, total revenues decreased by $1.5 million, or 8.4%, to $15.9 million from $17.4 million for the six months ended June 30, 2001. The decline in total revenues for both the quarter and the first half of the year resulted from a decline in software license revenues offset in part by continued growth in our service revenues. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. For the three months ended June 30, 2002, software license revenues decreased by $634,000, or 16.9%, to $3.1 million from $3.8 million for the three months ended June 30, 2001. Software revenues constituted 36.7% and 42.7% of total revenues for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, software license revenues decreased by $2.5 million, or 33.0%, to $5.1 million from $7.6 million for the six months ended June 30, 2001. Software revenues constituted 32.0% and 43.8% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The decline in software license revenues largely reflected delayed spending by prospective customers due to the slow economy.

Service Revenues. For the three months ended June 30, 2002, service revenues increased by $416,000, or 8.7%, to $5.2 million from $4.8 million for the three months ended June 30, 2001. These revenues constituted 61.5% and 54.7% of total revenues for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, service revenues increased by $1.2 million, or 12.5%, to $10.5 million from $9.3 million for the six months ended June 30, 2001. Service revenues constituted 66.1% and 53.7% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The growth in service revenues was primarily driven by our subscription-based support and education services due to an expanding installed base of customers.

Hardware Revenues. For the three months ended June 30, 2002, hardware revenues decreased by $78,000, or 34.1%, to $151,000 from $229,000 for the three months ended June 30, 2001. These revenues constituted 1.8% and 2.6% of total revenues for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, hardware revenues decreased by $124,000, or 28.6%, to $309,000 from $433,000 for the six months ended June 30, 2001. Hardware revenues constituted 1.9% and 2.5% of total revenues for the six months ended June 30, 2002 and 2001, respectively. Our sales of hardware equipment are limited to bar-coding and data collection equipment necessary to utilize certain features of the Made2Manage Enterprise Business System and typically move with software revenues.

International Revenues. International revenues from our operations in the United Kingdom have historically represented less than 1% of our total revenues. There were no new system sales in the first six months of 2002 as compared to sales of $63,000 in the first six months of 2001.

Costs of Revenues

Costs of Software Revenues. For the three months ended June 30, 2002 and 2001, costs of software revenues totaled $533,000 and $767,000, respectively, resulting in gross profit margins of 82.9% and 79.5%, respectively. For the six months ended June 30, 2002 and 2001, costs of software revenues totaled $1.0 million and $1.5 million, respectively, resulting in gross profit margins of 81.1% and 80.5%, respectively. The increase in software profit margins was due to some extent to a lower proportion of software revenues being generated from third party products, which carry a higher cost than our proprietary products. The mix of sales from third party products versus our proprietary products was 15% in the second quarter and first six months of 2002 as compared to 16% in the second quarter and first six months of 2001. Additionally, there was a higher mix of new system sales sold by our direct sales force, which have lower discounts than sales through our value added resellers.

Costs of Service Revenues. For the three months ended June 30, 2002 and 2001, costs of service revenues totaled $2.2 million and $2.4 million, respectively, resulting in gross profit margins of 57.5% and 49.5%, respectively. For the six months ended June 30, 2002 and 2001, costs of service revenues totaled $4.3 million and $4.9 million, respectively, resulting in gross profit margins of 59.1% and 47.7%, respectively. The improvement in service profit margins was attributable to a combination of continued growth in our service revenues and a reduction in the costs to deliver those services through the use of technology. Some of these cost efficiencies are the result of the restructuring plan implemented during the first quarter of 2001. We have continued to advance our use of technology to reduce costs in all areas of our business.

Costs of Hardware Revenues. For the three months ended June 30, 2002 and 2001, costs of hardware revenues totaled $107,000 and $170,000, respectively, resulting in gross profit margins of 29.1% and 25.8%, respectively. For the six months ended June 30, 2002 and 2001, costs of hardware revenues totaled $220,000 and $319,000, respectively, resulting in gross profit margins of 28.8% and 26.3%, respectively.

Restructuring Charge. During the first quarter of 2001, management approved a restructuring plan designed to align our operations with the current technological and economic environment. Elements of the restructuring plan included (1) facilities rationalization as a result of increased market acceptance of our online education offerings, (2) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (3) 16 employee separations across most functional areas of the company. In connection with the restructuring, we recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000, of which $478,000 was paid as of June 30, 2002, and related asset impairments of $781,000. The remaining restructuring liability of $333,000 is recorded as a current liability in the consolidated balance sheet and represents our best estimate of non-recoverable costs and expenses associated with sublet facilities and guaranteed future royalty payments related to an impaired asset. The total $1.6 million pre-tax charge in the first quarter of 2001 was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

Operating Expenses

Sales and Marketing Expenses. For the three months ended June 30, 2002 and 2001, sales and marketing expenses were $3.0 million and $3.1 million, respectively, representing 35.9% and 34.8% of total revenues, respectively. For the six months ended June 30, 2002 and 2001, sales and marketing expenses were $5.9 million and $6.6 million, respectively, representing 37.4% and 38.0% of total revenues, respectively. The reduction in sales and marketing expenses was primarily related to lower sales commissions due to the decline in software revenues.

Product Development Expenses. For the three months ended June 30, 2002 and 2001, product development expenses were $1.4 million and $1.5 million, respectively, representing 16.0% and 17.3% of total revenues, respectively. For the six months ended June 30, 2002 and 2001, product development expenses were $2.7 million and $3.2 million, respectively, representing 16.7% and 18.5% of total revenues, respectively. The decrease in development expenses was largely attributable to the restructuring plan implemented during the first quarter of 2001, much of which related to e-commerce initiatives. We did not capitalize any software development costs during these periods, since the capitalizable portion was not significant.

General and Administrative Expenses. For the three months ended June 30, 2002 and 2001, general and administrative expenses were substantially flat at $1.2 million. As a percentage of total revenues, these expenses were 13.8% and 14.1% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, general and administrative expenses were $2.2 million and $2.5 million, respectively, representing 13.7% and 14.1% of total revenues, respectively. The decrease in general and administrative expenses was due in part to reduced bad debt expense resulting from our continued focus on credit and collection efforts. The success of these efforts was also reflected in improved average days sales outstanding of 59 days at June 30, 2002 as compared to 79 days at June 30, 2001.

Other Income, Net

For the three months ended June 30, 2002 and 2001, other income, net was $75,000 and $142,000, respectively, representing 0.9% and 1.6% of total revenues, respectively. For the six months ended June 30, 2002 and 2001, other income, net was $156,000 and $305,000, respectively, representing 1.0% and 1.8% of total revenues, respectively. The decrease in other income was due primarily to lower interest rates on invested securities.

Income Tax Benefit

From 1999 and through 2001, we sustained cumulative tax operating losses totaling $9 million, inclusive of two significant charges totaling $4.5 million related to the write-down and amortization of purchased technology assets and a restructuring charge. Those losses had given rise to deferred tax assets of $3.4 million. Although substantial loss carryforwards do not begin to expire until 2018, current economic conditions make it difficult to predict full recoverability of those tax assets in a period comparable to the period over which they originated. Therefore, in the fourth quarter of 2001 a valuation allowance was recorded against the $3.4 million of deferred tax assets to reflect that uncertainty. Furthermore, we have not and do not anticipate recording significant tax charges or benefits in 2002 due to this charge.

Liquidity and Capital Resources

We have funded our operations primarily through equity capital and cash generated from operations. As of June 30, 2002, we had $16 million of cash, cash equivalents and marketable securities, reflecting positive cash flow of $1 million for the first six months of 2002, which was comparable to the first six months of 2001. The cash flow was generated primarily from operations for both 2002 and 2001.

At June 30, 2002, we had working capital of $10.7 million. Accounts receivable, net of allowance for doubtful accounts, were $5.7 million and $6.8 million at June 30, 2002 and December 31, 2001, respectively, which translated into an average days sales outstanding of 59 days and 71 days, respectively. Deferred revenue, which principally relates to support agreements and contracted services, decreased to $9.7 million at June 30, 2002, from $10.5 million at December 31, 2001. The decreases in both accounts receivable and deferred revenue were associated with lower new system sales in the first half of 2002 as compared to the last half of 2001.

We believe that cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least through the next 12 months.

Recently Issued Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on January 1, 2002. SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually.

At December 31, 2001, the balance of our goodwill asset was $186,000. In accordance with the requirements of SFAS 142, we stopped amortizing our goodwill asset effective January 1, 2002. Prior to that, the amortization of goodwill for the three and six months ended June 30, 2001, was $13,000 and $52,000, respectively. As required by the adoption of SFAS 142, we employed the transitional goodwill impairment test and determined that there is no impairment loss of our goodwill asset.

We adopted Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, in the first quarter of 2002. EITF 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement versus as a reduction of expenses incurred. As required by the adoption of EITF 01-14, we have reclassified the reimbursements of out-of-pocket expenses in prior periods from a reduction of cost of services to services revenue in the comparative condensed consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 (“SFAS 4”), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, Statement of Financial Accounting Standards No. 64 (“SFAS 64”), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds Statement of Financial Accounting Standards No. 44 ("SFAS 44"), Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends Statement of Financial Accounting Standards No. 13 ("SFAS 13"), Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 shall be applied in fiscal years beginning after May 15, 2002. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

FASB has issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

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

Our business depends substantially upon the software expenditures of mid-market manufacturers, which in part depend upon the demand for such manufacturers’ products. An economic slow-down or other adverse event affecting manufacturing industries in our target regions could impact such demand, causing manufacturers in our target market to curtail or postpone capital expenditures for business information systems. Any adverse change in the amount or timing of software expenditures by our target customers could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Third-party Technologies

The Made2Manage Enterprise Business System uses a variety of third-party technologies, including operating systems, tools and other applications developed and supported by Microsoft Corporation. The Made2Manage Enterprise Business System relies heavily on Microsoft Visual Studio and Microsoft SQL Server. Other Microsoft programming tools and applications used by the Made2Manage Enterprise Business System include VBA, ActiveX, OLE, ODBC, OLEDB, MSMQ, and Internet Information Server. There can be no assurance that Microsoft Corporation will continue to support the operating systems, tools and other applications utilized by the Made2Manage Enterprise Business System or that they will continue to be widely accepted in our target market. Additionally, we use Visual Objects from Computer Associates and certain optimization software from ILOG Inc.

We resell various third-party products, including products from Microsoft, Powerway, Best Software, Concord Business Systems, and ADS Inc., and bar code hardware and software. There can be no assurance that these third-party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Internet and Potential for Subscription Revenue Business Model

We believe the Internet is changing the way businesses operate and therefore the software needs of our customers. We believe our customers will increasingly require e-business applications and software solutions that will enable them to engage in commerce or service over the Internet. If we are unable to respond to emerging industry standards and technological changes, we may not be able to deliver products and services that meet our customers’ changing needs. If we are not successful in addressing these changing needs, our products may become obsolete and our financial results may be materially and adversely impacted.

Furthermore, advances in Internet and e-commerce applications may lead the enterprise business system market to rapid acceptance of Application Service Provider (“ASP”), a hosted method of delivering business system solutions. The ASP method of delivery uses a subscription revenue model, and although subscriptions could improve predictability of future revenue, it delays revenue recognition and cash collections as compared to the current method. Therefore, if there is a rapid change to the ASP business model, our near term financial results and financial position may be materially and adversely impacted.

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

We have begun to distribute the Made2Manage Enterprise Business System in international markets, primarily the United Kingdom. We have no significant experience in international markets, and there can be no assurance that such expansion can be successfully accomplished or that the Made2Manage Enterprise Business System will be successfully adapted or accepted in the international markets. Additionally, we rely on MacroScope Ltd., which replaced NCR Corporation as our reseller in the United Kingdom, to sell and service the United Kingdom market place. At present, our international plans include only Canada and the United Kingdom.

Risks Associated with Acquisitions

As part of our business strategy, we expect to review acquisition prospects that would complement our existing product offerings, augment market coverage, enhance technological capabilities, or that may otherwise offer growth opportunities. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect operating results and/or the price of our common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure to do so could have a material adverse effect on our business, financial condition or results of operations.

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

Relationships with Value Added Resellers

We distribute our software products through a direct sales force and a network of value added resellers (“VARs”). A significant portion of licenses of the Made2Manage Enterprise Business System sold to new customers is sold by VARs. Additionally, we rely on MacroScope Ltd., which replaced NCR Corporation as our reseller in the United Kingdom, to sell and service the United Kingdom market place. If some or all of the VARs reduce their efforts to sell the Made2Manage Enterprise Business System, promote competing products or terminate their relationships with us, our business, financial condition and results of operation would be materially and adversely affected. Furthermore, VARs frequently develop strong relationships with their customers, so if VARs criticize us or our products to their customers, our reputation could be damaged, which could have a material adverse effect on our business, financial condition or results of operations.

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

Substantial Control by Single Shareholder

As of July 31, 2002, Hambrecht & Quist California and Hambrecht & Quist London Ventures (the "Entities Affiliated with J.P. Morgan Chase & Co., Inc.") beneficially owned approximately 15.5% of our outstanding common stock. As a result, the Entities Affiliated with J.P. Morgan Chase & Co., Inc., will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Concentration of stock ownership could also have the effect of delaying or preventing a change in control.

Effect of Antitakeover Provisions

The Amended and Restated Articles of Incorporation of Made2Manage Systems, Inc. (the “Articles”), authorize the Board of Directors to issue, without shareholder approval, up to two million shares of preferred stock with such rights and preferences as the Board of Directors may determine in its sole discretion. The Made2Manage Systems, Inc., Employee Stock Option Plan (the “Stock Option Plan”) provides that, unless the Board of Directors or a committee of the Board of Directors decides to the contrary, all outstanding options vest and become immediately exercisable upon a merger or similar transaction. In addition, certain provisions of Indiana law could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control. Further, certain provisions of Indiana law impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The foregoing provisions could discourage an attempt by a third party to acquire a controlling interest without the approval of management even if such third party were willing to purchase shares of common stock at a premium over its then market price.

Our Board of Directors believes that it is imperative to diminish the inevitable distraction of key executive employees by the personal uncertainties and risks created by a pending or threatened change in control. In order to encourage such executives’ full undivided time, attention, loyalty, and dedication, the Board of Directors has approved the Made2Manage Systems, Inc., Executive Salary Continuation Plan (the “Salary Continuation Plan”). Pursuant to the terms of the Salary Continuation Plan, we have entered into agreements with the President and each of the Vice Presidents of the company pursuant to which each of them will receive certain severance payments in the event their employment with the company is terminated within twelve months of a change in control or ownership of the company.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of July 31, 2002, we had 4,894,714 shares of common stock outstanding, of which 759,276 shares of common stock are “Restricted Shares,” which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of July 31, 2002, there were 2,432,933 options outstanding to purchase shares of common stock at a weighted average price of $5.78 per share under the Company’s stock option plans, of which options to purchase 1,213,830 shares of common stock were then vested and exercisable. At July 31, 2002, we had reserved 435,912 shares of common stock for future grant under the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (the “Stock Option Plan”). We have reserved 200,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the “Stock Purchase Plan”). As of July 31, 2002, 82,118 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Stock Option Plan and the Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 23, 2002, at which the shareholders approved the following proposals.

Proposal 1:      Election of Directors to Serve for a Term of One Year

                                     Votes For       Votes Withheld
                                     ---------       --------------
      Michael P. Cullinane           3,922,371            9,515
      Timothy A. Davenport           3,922,371            9,515
      Richard G. Halperin            3,922,371            9,515
      Rudolph J. Herrmann            3,922,371            9,515
      David B. Wortman               3,380,373          551,513

Proposal 2:      Approval of Increase in Shares Available for the Employee Stock Purchase Plan

      Votes For                            3,896,254
      Votes Against                           27,112
      Votes Abstained                          8,520

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits
          See Index to Exhibits.

(b)     Reports on Form 8-K
          No reports on Form 8-K were filed during the three-month period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2002

MADE2MANAGE SYSTEMS, INC. /s/ David B. Wortman David B. Wortman Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	/s/ Traci M. Dolan Traci M. Dolan Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Exhibit Number	Description of Exhibit
(3)	3.1	Amended and Restated Articles of Incorporation of Made2Manage Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
	3.2	Amended and Restated Code of By-Laws of Made2Manage Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
(4)	4.1	Specimen Stock Certificate for Common Stock (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
	4.2	Other rights of securities holders - see Exhibits 3.1 and 3.2
(10)	10.1	Form of Made2Manage Systems, Inc., Stock Option Agreement (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, Registration No. 333-38177.)
	10.2	1999 Made2Manage Systems, Inc., Employee Stock Option Plan (Incorporated by reference to March 31, 1999 Form 10-Q.)
	10.3	Amendment to the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (Incorporated by reference to March 31, 2000 schedule 14-a, appendix 1.)
	10.4	Made2Manage Systems, Inc., Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1, Registration No. 333-38177.)
	10.5	First Amendment to the Made2Manage Systems, Inc., Employee Stock Purchase Plan
	10.6	Made2Manage Systems, Inc., Executive Salary Continuation Plan (Incorporated by reference to September 30, 2001 Form 10-Q.)
(21)	21.1	List of Subsidiaries (Incorporated by reference to December 31, 2000 Form 10-K.)
(99)	99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002