Form 10-Q
period 2002-09-30
MADE2MANAGE SYSTEMS INC
filed 2002-11-13
CIK 1038271

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

          For the quarterly period ended September 30, 2002

                                       Or

     __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of October 31, 2002, there were 4,918,072 shares of Common Stock, no par value, outstanding.

================================================================================

                            MADE2MANAGE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION
                                                                                                      Page
                                                                                                      ----
ITEM 1.       Financial Statements
              Condensed Consolidated Balance Sheets (Unaudited)
              As of September 30, 2002 and December 31, 2001.........................................    3

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three and Nine Months ended September 30, 2002 and 2001........................    4

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months ended September 30, 2002 and 2001..................................    5

              Notes to Condensed Consolidated Financial Statements...................................    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................     9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.............................   20

ITEM 4.       Controls and Procedures................................................................   20

PART II       OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K.......................................................   21

Signatures    .......................................................................................   22

Certifications.......................................................................................   23

Index to Exhibits....................................................................................   25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MADE2MANAGE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                   September 30, December 31,
                                                                                       2002        2001
                                                                                      --------   ---------

                                     ASSETS
Current assets:
    Cash and cash equivalents......................................................  $  15,421   $  12,688
    Marketable securities..........................................................        900       2,377
    Trade accounts receivable, net ................................................      4,490       6,796
    Prepaid expenses and other.....................................................      1,125       1,543
                                                                                      --------   ---------
       Total current assets........................................................     21,936      23,404

Property and equipment, net........................................................      2,090       2,557
                                                                                     ---------   ---------

       Total assets................................................................  $  24,026   $  25,961
                                                                                     =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................................  $     498   $     468
    Accrued liabilities............................................................      2,020       2,671
    Current portion of capitalized lease...........................................        110          --
    Deferred revenue...............................................................      9,129       9,784
                                                                                     ---------   ---------
       Total current liabilities...................................................     11,757      12,923

Capitalized lease..................................................................         55          --
Deferred revenue...................................................................        552         679
                                                                                     ---------   ---------

       Total liabilities...........................................................     12,364      13,602
                                                                                     ---------   ---------

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
       issued and outstanding at September 30, 2002 and December 31, 2001..........         --          --
    Common stock, no par value; 10,000,000 shares authorized, 4,912,599 and
       4,839,646 shares issued and outstanding at September 30, 2002 and
       December 31, 2001, respectively.............................................     22,878      22,615
    Accumulated other comprehensive income.........................................         --          34
    Accumulated deficit............................................................    (11,216)    (10,290)
                                                                                     ---------   ---------
       Total shareholders' equity..................................................     11,662      12,359
                                                                                     ---------   ---------

       Total liabilities and shareholders' equity..................................  $  24,026   $  25,961
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

                            MADE2MANAGE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30,         September 30,
                                                                --------------------  --------------------
                                                                   2002       2001      2002       2001
                                                                ---------  --------   ---------  ---------
Revenues:
    Software..................................................  $   1,408  $   3,191  $   6,502  $  10,795
    Services..................................................      5,162      4,871     15,673     14,210
    Hardware..................................................        137        239        446        672
                                                                ---------  ---------  ---------  ---------
      Total revenues..........................................      6,707      8,301     22,621     25,677
                                                                ---------  ---------  ---------  ---------

Costs of revenues:
    Software..................................................        272        641      1,235      2,126
    Services..................................................      2,180      2,140      6,478      7,028
    Hardware..................................................        106        147        326        466
    Restructuring charge......................................      (198)         --      (198)        640
                                                                ---------  ---------  ---------  ---------
      Total costs of revenues.................................      2,360      2,928      7,841     10,260
                                                                ---------  ---------  ---------  ---------

      Gross profit............................................      4,347      5,373     14,780     15,417
                                                                ---------  ---------  ---------  ---------

Operating expenses:
    Sales and marketing.......................................      2,863      2,828      8,808      9,422
    Product development.......................................      1,302      1,490      3,956      4,713
    General and administrative................................        974      1,114      3,163      3,570
    Restructuring charge......................................         --         --         --        952
                                                                ---------  ---------  ---------  ---------
      Total operating expenses................................      5,139      5,432     15,927     18,657
                                                                ---------  ---------  ---------  ---------

Operating loss................................................      (792)       (59)    (1,147)    (3,240)

Other income, net.............................................         65        104        221        409
                                                                ---------  ---------  ---------  ---------

Income (loss) before income taxes.............................      (727)         45      (926)    (2,831)

Income tax provision (benefit)................................         --         20         --    (1,274)
                                                                ---------  ---------  ---------  ---------

Net income (loss).............................................  $   (727)  $      25  $   (926)  $ (1,557)
                                                                =========  =========  =========  =========

Per share amounts:
    Basic:
      Net income (loss) per share.............................  $  (0.15)  $    0.01  $  (0.19)  $  (0.32)
                                                                =========  =========  =========  =========
      Weighted average shares outstanding.....................      4,902      4,828      4,879      4,820
                                                                =========  =========  =========  =========
    Diluted:
      Net income (loss) per share.............................  $  (0.15)  $    0.01  $  (0.19)  $  (0.32)
                                                                =========  =========  =========  =========
      Weighted average shares outstanding.....................      4,902      4,876      4,879      4,820
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

                            MADE2MANAGE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      ---------------------
                                                                                        2002       2001
                                                                                      ---------- ----------
Operating activities:
    Net loss........................................................................  $    (926) $  (1,557)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation.................................................................      1,138      1,471
       Restructuring charge related to write-down of impaired property & equipment..         --        781
       Provision for doubtful accounts..............................................        275        611
       Changes in assets and liabilities:
          Trade accounts receivable.................................................      2,031      3,786
          Prepaid expenses and other................................................        418         80
          Deferred income taxes.....................................................         --     (1,273)
          Accounts payable..........................................................         30       (506)
          Accrued liabilities.......................................................       (651)      (819)
          Deferred revenue..........................................................       (782)      (266)
                                                                                      ---------- ----------
       Net cash provided by operating activities....................................      1,533      2,308
                                                                                      ---------  ---------

Investing activities:
    Purchases of property and equipment.............................................       (416)      (518)
    Purchases of marketable securities..............................................     (2,687)   (12,150)
    Sales and maturities of marketable securities...................................      4,130      5,707
                                                                                      ---------  ---------
       Net cash provided by (used in) investing activities..........................      1,027     (6,961)
                                                                                      ---------  ---------

Financing activities:
    Principal payments under capitalized lease......................................        (90)        --
    Proceeds from issuance of common stock..........................................         53         64
    Proceeds from exercise of stock options.........................................        210         11
                                                                                      ---------  ---------
       Net cash provided by financing activities....................................        173         75
                                                                                      ---------  ---------

Change in cash and cash equivalents.................................................      2,733     (4,578)
Cash and cash equivalents, beginning of period......................................     12,688     11,336
                                                                                      ---------  ---------
Cash and cash equivalents, end of period............................................  $  15,421  $   6,758
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

                            MADE2MANAGE SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

Made2Manage Systems, Inc. (the "Company"), an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise business systems for small and midsize manufacturers located primarily in the United States. The Company is dependent upon its principal product, the Made2Manage(R) Enterprise Business System, which provides fully integrated solutions that manage a manufacturer's entire business environment, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning ("M2M(TM) ERP"), Made2Manage Supply Chain Management ("M2M SCM"), Made2Manage Customer Relationship Management ("M2M CRM"), Made2Manage Business Intelligence ("M2M BI"), Made2Manage Enterprise Portal ("M2M VIP") and Made2Manage Enterprise Integration ("M2M Link"). The system is supported by a host of user services, including M2M Expert, the Web site which provides the Company's customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

3.  REVENUE RECOGNITION AND DEFERRED REVENUE

The Company's revenue recognition policy is consistent with the requirements of SEC Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, Statement of Position No. 97-2 ("SoP 97-2"), SOFTWARE REVENUE RECOGNITION, and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectability is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with the Made2Manage Enterprise Business System, and constitute a relatively small component of total revenues.

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

Subscription-based offerings include support and maintenance, M2M Express, M2M VIP and M2M University. The M2M Express thin client option is designed to provide small and midsize manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. Subscription revenues are recognized ratably over the subscription period.

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

5.  OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows (in thousands):

                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30,         September 30,
                                                                --------------------  --------------------
                                                                   2002       2001      2002       2001
                                                                ---------  --------   ---------  ---------
    Net income (loss).........................................  $   (727)  $      25  $   (926)  $ (1,557)
    Other comprehensive loss:
      Unrealized loss on marketable securities................         --         --       (34)         --
                                                                ---------  ---------  ---------  ---------
    Total comprehensive income (loss).........................  $   (727)  $      25  $   (960)  $ (1,557)
                                                                =========  =========  =========  =========

6.  NET INCOME (LOSS) PER SHARE

Basic earnings per share ("EPS") is determined in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE, and is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS is similar to basic, except that the weighted-average number of shares outstanding includes the impact of common equivalent shares. Diluted common equivalent shares consist of stock options (using the treasury stock method) as prescribed by SFAS 128. Common equivalent shares are included in the diluted EPS calculation when dilutive. Under the treasury stock method, the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock.

7.  RESTRUCTURING

During the first quarter of 2001, management approved a restructuring plan designed to align the Company's operations with the current technological and economic environment. Elements of the restructuring plan included (1) facilities rationalization as a result of increased market acceptance of the Company's online education offerings, (2) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (3) 16 employee separations across most functional areas of the Company. In connection with the restructuring, the Company recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000 and related asset impairments of $781,000. The total $1.6 million pre-tax charge in the first quarter of 2001 was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

During the third quarter of 2002, the Company completed its restructuring activities and determined that $198,000 of restructuring liabilities originally set aside in connection with M2M VIP will probably not be incurred and paid. This amount has been accounted for as a reduction of costs of revenues in the consolidated statements of operations. Of the remaining $613,000 expected to be settled in cash, $500,000 were paid as of September 30, 2002. The outstanding restructuring liabilities of $113,000 are recorded as a current liability in the consolidated balance sheet and represent the Company's best estimate of non-recoverable costs and expenses associated with sublet facilities.

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS, on January 1, 2002. SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually.

At December 31, 2001, the balance of the Company's goodwill asset was $186,000. In accordance with the requirements of SFAS 142, the Company ceased amortization of its goodwill asset effective January 1, 2002. Prior to that, the amortization of goodwill for the three and nine months ended September 30, 2001, was $13,000 and $39,000, respectively. As required by the adoption of SFAS 142, the Company employed the transitional goodwill impairment test and determined that there is no impairment loss of its goodwill asset.


The Company adopted Emerging Issues Task Force Issue No. 01-14 ("EITF 01-14"), INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSES INCURRED, in the first quarter of 2002. EITF 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement versus as a reduction of expenses incurred. As required by the adoption of EITF 01-14, the Company has reclassified the reimbursements of out-of-pocket expenses in prior periods from a reduction of cost of services to services revenue in the comparative condensed, consolidated financial statements.

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

OVERVIEW

Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise software for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, the Made2Manage(R) Enterprise Business System, provides fully integrated solutions automating all business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning ("M2M(TM) ERP"), Made2Manage Supply Chain Management ("M2M SCM"), Made2Manage Customer Relationship Management ("M2M CRM"), Made2Manage Business Intelligence ("M2M BI"), Made2Manage Enterprise Portal ("M2M VIP"), and Made2Manage Enterprise Integration ("M2M Link"). The system is supported by a host of user services, including M2M Expert, the Web site that provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

The Made2Manage Enterprise Business System is sold in the United States, Canada and the United Kingdom. Historically, approximately 99% of our revenues have been derived from customers in North America.

Our revenue recognition policy is consistent with the requirements of SEC Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, Statement of Position No. 97-2 ("SoP 97-2"), SOFTWARE REVENUE RECOGNITION, and other applicable revenue recognition guidance and interpretations. In general, we record revenue when it is realized, or realizable, and earned. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectability is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Hardware revenues are generated primarily from the sale of bar-coding and data collection equipment used in connection with the Made2Manage Enterprise Business System, and constitute a relatively small component of total revenues.

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

Subscription-based offerings include support and maintenance, M2M Express, M2M VIP and M2M University. The M2M Express thin client option is designed to provide small and midsize manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. Subscription revenues are recognized ratably over the subscription period.

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

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,       PERCENT      SEPTEMBER 30,       PERCENT
                                          --------------------   INCREASE  --------------------   INCREASE
                                             2002       2001    (DECREASE)    2002      2001     (DECREASE)
                                          ---------  --------   ---------- --------   ---------  ----------
Revenues:
    Software.............................     21.0%      38.4%    (55.9)%      28.7%      42.1%     (39.8)%
    Services.............................     77.0       58.7       6.0        69.3       55.3       10.3
    Hardware.............................      2.0        2.9     (42.7)        2.0        2.6      (33.6)
                                          --------   --------              --------   --------
       Total revenues....................    100.0      100.0     (19.2)      100.0      100.0      (11.9)
                                          --------   --------              --------   --------
Costs of revenues:
    Software.............................      4.1        7.7     (57.6)        5.5        8.3      (41.9)
    Services.............................     32.5       25.8       1.9        28.7       27.4       (7.8)
    Hardware.............................      1.6        1.8     (27.9)        1.4        1.8      (30.0)
    Restructuring charge.................     (3.0)      --          NM        (0.9)       2.5     (130.9)
                                          ---------  -------               ---------  --------
       Total costs of revenues...........     35.2       35.3     (19.4)       34.7       40.0      (23.6)
                                          --------   --------              --------   --------
       Gross profit......................     64.8       64.7     (19.1)       65.3       60.0       (4.1)
                                          --------   --------              --------   --------
Operating expenses:
    Sales and marketing..................     42.7       34.1       1.2        38.9       36.7       (6.5)
    Product development..................     19.4       18.0     (12.6)       17.5       18.4      (16.1)
    General and administrative...........     14.5       13.4     (12.6)       14.0       13.9      (11.4)
    Restructuring charge.................     --         --          NM        --          3.7         NM
                                          ------     -------               ------     --------
       Total operating expenses..........     76.6       65.5      (5.4)       70.4       72.7      (14.6)
                                          --------   --------              --------   --------
Operating loss...........................    (11.8)      (0.8)       NM        (5.1)     (12.7)      64.6
Other income, net .......................      1.0        1.3     (37.5)        1.0        1.6      (46.0)
                                          --------   --------              --------   --------
Income (loss) before income taxes........    (10.8)       0.5        NM        (4.1)     (11.1)      67.3
Income tax provision (benefit)...........     --          0.2        NM        --         (5.0)        NM
                                          ------     --------              ------     ---------
Net income (loss)........................    (10.8)%      0.3%       NM        (4.1)%     (6.1)%    40.5%
                                          =========  ========              =========  =========
NM - Not meaningful.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Revenues are derived from software licenses, service and support fees and hardware sales. For the three months ended September 30, 2002, total revenues decreased by $1.6 million, or 19.2%, to $6.7 million from $8.3 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, total revenues decreased by $3.1 million, or 11.9%, to $22.6 million from $25.7 million for the nine months ended September 30, 2001. The decline in total revenues for both the quarter and the first nine months of the year resulted from a slow down in software license revenues offset in part by continued growth in our service revenues. We have not historically recognized significant annual revenues from any single customer.

SOFTWARE REVENUES. For the three months ended September 30, 2002, software license revenues decreased by $1.8 million, or 55.9%, to $1.4 million from $3.2 million for the three months ended September 30, 2001. Software revenues constituted 21.0% and 38.4% of total revenues for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, software license revenues decreased by $4.3 million, or 39.8%, to $6.5 million from $10.8 million for the nine months ended September 30, 2001. Software revenues constituted 28.7% and 42.1% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The decline in software license revenues largely reflected reduced spending by both new and existing customers due to the slow economy.

SERVICE REVENUES. For the three months ended September 30, 2002, service revenues increased by $291,000, or 6.0%, to $5.2 million from $4.9 million for the three months ended September 30, 2001. These revenues constituted 77.0% and 58.7% of total revenues for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, service revenues increased by $1.5 million, or 10.3%, to $15.7 million from $14.2 million for the nine months ended September 30, 2001. Service revenues constituted 69.3% and 55.3% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The growth in service revenues was primarily driven by a larger installed base of customers who are taking advantage of our subscription-based support and education offerings. At September 30, 2002, over 80% of our customers were on support.

HARDWARE REVENUES. For the three months ended September 30, 2002, hardware revenues decreased by $102,000, or 42.7%, to $137,000 from $239,000 for the three months ended September 30, 2001. These revenues constituted 2.0% and 2.9% of total revenues for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, hardware revenues decreased by $226,000, or 33.6%, to $446,000 from $672,000 for the nine months ended September 30, 2001. Hardware revenues constituted 2.0% and 2.6% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Our sales of hardware equipment are limited to bar-coding and data collection equipment necessary to utilize certain features of the Made2Manage Enterprise Business System and typically move with software revenues.

INTERNATIONAL REVENUES. International revenues from our operations in the United Kingdom have historically represented less than 1% of our total revenues. There were no new system sales in the first nine months of 2002 as compared to sales of $120,000 in the first nine months of 2001.

COSTS OF REVENUES

COSTS OF SOFTWARE REVENUES. For the three months ended September 30, 2002 and 2001, costs of software revenues totaled $272,000 and $641,000, respectively, resulting in gross profit margins of 80.7% and 79.9%, respectively. For the nine months ended September 30, 2002 and 2001, costs of software revenues totaled $1.2 million and $2.1 million, respectively, resulting in gross profit margins of 81.0% and 80.3%, respectively. The increase in software profit margins was due to a lower proportion of software revenues being generated from third party products, which carry a higher cost than our proprietary products. The percentage of software sales from third party products was 12% in the third quarter of 2002 as compared to

20% in the third quarter of 2001. For the first nine months of 2002, third party products made up 14% of total software revenues versus 17% in the first nine months of 2001. Additionally, there was a higher mix of new system sales sold by our direct sales force, which have lower discounts than sales through our value added resellers.

COSTS OF SERVICE REVENUES. For the three months ended September 30, 2002 and 2001, costs of service revenues totaled $2.2 million and $2.1 million, respectively, resulting in gross profit margins of 57.8% and 56.1%, respectively. For the nine months ended September 30, 2002 and 2001, costs of service revenues totaled $6.5 million and $7.0 million, respectively, resulting in gross profit margins of 58.7% and 50.5%, respectively. The improvement in service profit margins was attributable to a combination of continued growth in our service revenues and a reduction in the costs to deliver those services. Some of these cost efficiencies are the result of the restructuring plan implemented during the first quarter of 2001. Additionally, we have continued to advance our use of technology to reduce costs in all areas of our offerings, while improving the quality of service.

COSTS OF HARDWARE REVENUES. For the three months ended September 30, 2002 and 2001, costs of hardware revenues totaled $106,000 and $147,000, respectively, resulting in gross profit margins of 22.6% and 38.5%, respectively. For the nine months ended September 30, 2002 and 2001, costs of hardware revenues totaled $326,000 and $466,000, respectively, resulting in gross profit margins of 26.9% and 30.7%, respectively.

RESTRUCTURING CHARGE. During the first quarter of 2001, management approved a restructuring plan designed to align our operations with the current technological and economic environment. Elements of the restructuring plan included (1) facilities rationalization as a result of increased market acceptance of our online education offerings, (2) cost reductions associated with M2M VIP after the significant initial investment made in 2000 and (3) 16 employee separations across most functional areas of the company. In connection with the restructuring, we recorded a $1.6 million pre-tax charge comprised of restructuring liabilities of $811,000 and related asset impairments of $781,000. The total $1.6 million pre-tax charge in the first quarter of 2001 was recorded as $640,000 in costs of revenues and $952,000 in operating expenses.

During the third quarter of 2002, we completed our restructuring activities and determined that $198,000 of restructuring liabilities originally set aside in connection with M2M VIP will probably not be incurred and paid. This amount has been accounted for as a reduction of costs of revenues in the consolidated statements of operations. Of the remaining $613,000 expected to be settled in cash, $500,000 were paid as of September 30, 2002. The outstanding restructuring liabilities of $113,000 are recorded as a current liability in the consolidated balance sheet and represent our best estimate of non-recoverable costs and expenses associated with sublet facilities.

OPERATING EXPENSES

SALES AND MARKETING EXPENSES. For the three months ended September 30, 2002 and 2001, sales and marketing expenses were $2.9 million and $2.8 million, respectively, representing 42.7% and 34.1% of total revenues, respectively. For the nine months ended September 30, 2002 and 2001, sales and marketing expenses were $8.8 million and $9.4 million, respectively, representing 38.9% and 36.7% of total revenues, respectively. The reduction in sales and marketing expenses was primarily related to lower sales commissions due to the decline in software revenues. The lower commissions were substantially offset by severance expenses incurred in the third quarter of 2002 as a result of changes made to improve the effectiveness of the sales organization.

PRODUCT DEVELOPMENT EXPENSES. For the three months ended September 30, 2002 and 2001, product development expenses were $1.3 million and $1.5 million, respectively, representing 19.4% and 18.0% of total revenues, respectively. For the nine months ended September 30, 2002 and 2001, product development expenses were $4.0 million and $4.7 million, respectively, representing 17.5% and 18.4% of total revenues, respectively. The decrease in development expenses was largely attributable to portions of the restructuring plan related to M2M VIP implemented during the first quarter of 2001. We did not capitalize any software development costs during these periods, since the capitalizable portion was not significant.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2002 and 2001, general and administrative expenses were $1.0 million and $1.1 million, respectively, representing 14.5% and 13.4% of total revenues, respectively. For the nine months ended September 30, 2002 and 2001, general and administrative expenses were $3.2 million and $3.6 million, respectively, representing 14.0% and 13.9% of total revenues, respectively. The decrease in general and administrative expenses was due in part to reduced bad debt expense resulting from our continued focus on credit and collection efforts. The success of these efforts was also reflected in improved average days sales outstanding of 60 days at September 30, 2002 as compared to 79 days at September 30, 2001.

OTHER INCOME, NET

For the three months ended September 30, 2002 and 2001, other income, net was $65,000 and $104,000, respectively, representing 1.0% and 1.3% of total revenues, respectively. For the nine months ended September 30, 2002 and 2001, other income, net was $221,000 and $409,000, respectively, representing 1.0% and 1.6% of total revenues, respectively. The decrease in other income was due primarily to lower interest rates on investment securities.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through equity capital and cash generated from operations. As of September 30, 2002, we had $16.3 million of cash, cash equivalents and marketable securities, reflecting positive cash flow of $1.3 million for the first nine months of 2002.

At September 30, 2002, we had working capital of $10.2 million. Accounts receivable, net of allowance for doubtful accounts, were $4.5 million and $6.8 million at September 30, 2002 and December 31, 2001, respectively, which translated into an average days sales outstanding of 60 days and 71 days, respectively. Deferred revenues, which principally relate to support agreements and contracted services, decreased to $9.7 million at September 30, 2002, from $10.5 million at December 31, 2001. The decreases in both accounts receivable and deferred revenues were associated with lower new system sales in the third quarter of 2002 as compared to the fourth quarter of 2001. We have no bank debt.

We believe that cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least through the next 12 months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS, on January 1, 2002. SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually.

At December 31, 2001, the balance of our goodwill asset was $186,000. In accordance with the requirements of SFAS 142, we ceased amortization of our goodwill asset effective January 1, 2002. Prior to that, the amortization of goodwill for the three and nine months ended September 30, 2001, was $13,000 and $39,000, respectively. As required by the adoption of SFAS 142, we employed the transitional goodwill impairment test and determined that there is no impairment loss of our goodwill asset.

We adopted Emerging Issues Task Force Issue No. 01-14 ("EITF 01-14"), INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSES INCURRED, in the first quarter of 2002. EITF 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement versus as a reduction of expenses incurred. As required by the adoption of EITF 01-14, we have reclassified the reimbursements of out-of-pocket expenses in prior periods from a reduction of cost of services to services revenue in the comparative condensed, consolidated financial statements.

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

PRODUCT AND MARKET CONCENTRATION

Our revenues are currently derived from licenses of the Made2Manage Enterprise Business System and related services and third party software and hardware products. In the near term, the Made2Manage Enterprise Business System and related services are expected to continue to account for the majority of our revenues. Accordingly, any event that adversely affects the sale of the Made2Manage Enterprise Business System to new customers as well as the continued use of the Made2Manage Enterprise Business System by our installed base of customers, such as competition from other products, significant quality problems, negative publicity or evaluation, reduced market acceptance of, or obsolescence of the hardware platforms on, or software environments in which the Made2Manage Enterprise Business System operates, could have a material adverse effect on our business, financial condition and results of operations. Additionally, as our sales of third party software and hardware products have increased, incompatibility with those products could also have a material adverse effect.

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

DEPENDENCE ON THIRD-PARTY TECHNOLOGIES

The Made2Manage Enterprise Business System uses a variety of third-party technologies, including operating systems, tools and other applications developed and supported by Microsoft Corporation. The Made2Manage Enterprise Business System relies heavily on Microsoft Visual Studio, Microsoft SQL Server, and Microsoft.NET. Other Microsoft programming tools and applications used by the Made2Manage Enterprise Business System include VBA, ActiveX, OLE, ODBC, OLEDB, MSMQ, and Internet Information Server. There can be no assurance that Microsoft Corporation will continue to support the operating systems, tools and other applications utilized by the Made2Manage Enterprise Business System or that they will continue to be widely accepted in our target market. Additionally, we use Visual Objects from Computer Associates and certain optimization software from ILOG Inc.

We resell various third-party products, including software from Microsoft, Powerway, Best Software, Concord Business Systems, and ADS Inc. and bar code hardware. There can be no assurance that these third-party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, advances in Internet and e-commerce applications may lead the enterprise business system market to rapid acceptance of Application Service Provider ("ASP"), a hosted method of delivering business system solutions. The ASP method of delivery uses a subscription revenue model, which could improve predictability of future revenues but delay revenue recognition and cash collections as compared to the current method. Although we have not yet seen evidence of it, a rapid change to the ASP business model could materially and adversely impact our near term financial results and financial position.

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

We distribute the Made2Manage Enterprise Business System in the United Kingdom. We rely on MacroScope Ltd., which replaced NCR Corporation as our reseller in the United Kingdom, to sell and service the United Kingdom market place. There can be no assurance that MacroScope Ltd. will be successful in expanding our presence in the international arena. At present, our international plans include only Canada and the United Kingdom.

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

COMPETITION AND  INDUSTRY CONSOLIDATION

The enterprise software market is fragmented, intensely competitive and rapidly changing. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management system vendors. Several large technology companies have recently expanded into the enterprise software market by acquiring established vendors in the market. Additionally, several software companies that have traditionally marketed enterprise software to larger manufacturers have announced initiatives to target small and midsize manufacturers. Compared to us, many of our existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger base of customers. There can be no assurance that such competitors will not offer or develop products that are superior to the Made2Manage Enterprise Business System or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for the Made2Manage Enterprise Business System, our business, financial condition and results of operation would be adversely affected.

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

POSSIBLE VOLATILITY OF STOCK PRICE

The trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new applications by us or our competitors, the failure of earnings to meet the expectations of securities analysts and investors, as well as other events or factors. In addition, the Company's stock has limited trading volume which can result in price volatility. Also, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of October 31, 2002, we had 4,918,072 shares of common stock outstanding, of which 548,706 shares of common stock are "Restricted Shares," which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of October 31, 2002, there were 2,175,078 options outstanding to purchase shares of common stock at a weighted average price of $5.83 per share under the Company's stock option plans, of which options to purchase 1,181,365 shares of common stock were then vested and exercisable. At October 31, 2002, we had reserved 671,662 shares of common stock for future grant under the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (the "Stock Option Plan"). We have reserved 200,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the "Stock Purchase Plan"). As of October 31, 2002, 86,766 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Stock Option Plan and the Stock Purchase Plan on January 30, 1998. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries are made known to them by others within those entities.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              See Index to Exhibits.

         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the three-month period ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MADE2MANAGE SYSTEMS, INC.
                                     (Registrant)

Date:  November 13, 2002             /s/ DAVID B. WORTMAN
                                     -------------------------------------------
                                     David B. Wortman
                                     Chairman of the Board, President and
                                     Chief Executive Office
                                     (Principal Executive Officer)

Date:  November 13, 2002             /s/ TRACI M. DOLAN
                                     -------------------------------------------
                                     Traci M. Dolan
                                     Vice President, Finance and Administration,
                                     Chief Financial Officer,
                                     Secretary and Treasurer
                                     (Principal Financial Officer and
                                     (Principal Accounting Officer)

                                 CERTIFICATIONS

I, David B. Wortman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Made2Manage Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 13, 2002             /s/ DAVID B. WORTMAN
                                          --------------------------------------
                                          David B. Wortman
                                          Chairman of the Board, President and
                                          Chief Executive Officer

I, Traci M. Dolan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Made2Manage Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 13, 2002      /s/ TRACI M. DOLAN
                                   -------------------------------------------
                                   Traci M. Dolan
                                   Vice President, Finance and Administration,
                                   Chief Financial Officer
                                   Secretary and Treasurer

                                INDEX TO EXHIBITS


  Number Assigned in
    Regulation S-K          Exhibit
       Item 601              Number                            Description of Exhibit
       --------            ----------                          ----------------------
         (3)                  3.1        Amended and  Restated  Articles  of  Incorporation  of  Made2Manage
                                         Systems, Inc.  (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
                              3.2        Amended and Restated Code of By-Laws of Made2Manage Systems, Inc.
                                         (Incorporated by reference to Registration Statement on Form S-1,
                                         Registration No. 333-38177.)
         (4)                  4.1        Specimen Stock Certificate for Common Stock (Incorporated by
                                         reference to Registration Statement on Form S-1, Registration No.
                                         333-38177.)
                              4.2        Other rights of securities holders - see Exhibits 3.1 and 3.2
         (10)                10.1        Form of Made2Manage Systems, Inc., Stock Option Agreement
                                         (Incorporated by reference to Exhibit 10.16 to Registration
                                         Statement on Form S-1, Registration No. 333-38177.)
                             10.2        1999 Made2Manage Systems, Inc., Employee Stock Option Plan
                                         (Incorporated by reference to March 31, 1999 Form 10-Q.)
                             10.3        Amendment to the 1999 Made2Manage Systems, Inc., Employee Stock Option
                                         Plan (Incorporated by reference to March 31, 2000 schedule 14-a, appendix 1.)
                             10.4        Made2Manage Systems, Inc., Employee Stock Purchase Plan
                                         (Incorporated by reference to Exhibit 10.22 to Registration
                                         Statement on Form S-1, Registration No. 333-38177.)
                             10.5        First Amendment to the Made2Manage Systems, Inc., Employee Stock
                                         Purchase Plan (Incorporated by reference to June 30, 2002 Form
                                         10-Q.)
                             10.6        Made2Manage Systems, Inc., Executive Salary Continuation Plan
                                         (Incorporated by reference to September 30, 2001 Form 10-Q.)
         (21)                21.1        List of Subsidiaries (Incorporated by reference to December 31,
                                         2000 Form 10-K.)
         N/A                 99.1        CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                                         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         N/A                 99.2        CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                                         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002