Form 10-K
period 2002-12-31
MADE2MANAGE SYSTEMS INC
filed 2003-02-28
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-23459

MADE2MANAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1665080 (I.R.S. Employer Identification Number)

9002 Purdue Road, Indianapolis, IN (Address of principal executive offices)	46268 (Zip Code)

Registrant's telephone number, including area code:  (317) 532-7000

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

Yes   [ X ]             No   [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   [     ]             No   [ X ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on February 1, 2003 and June 30, 2002 as reported on The Nasdaq Stock Market®, was $17,720,414 and $22,277,596, respectively. Common stock held by executive officers, directors and persons who exercise substantial control over the registrant have been excluded from the computation as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 1, 2003, the registrant had 4,931,592 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

(This page has been left blank intentionally.)

Table of Contents
Made2Manage Systems, Inc.
Form 10-K

(This page has been left blank intentionally.)

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as “estimates,” “believes,” “anticipates,” “plans” and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. All such forward-looking statements speak only as of the date of this Form 10-K. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance, business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the “Business Environment and Risk Factors” section, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise.

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s Public Reference Room located at 450 Fifth St., N.W., Washington, D.C., 20549.

PART I

ITEM 1.    Business.

General

Made2Manage Systems, Inc., an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise software for small and midsize manufacturers located primarily in the United States. Our principal product, the Made2Manage® Enterprise Business System, provides fully integrated solutions automating major business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support.

Markets and Customers

Our target market consists primarily of small and midsize manufacturers, defined as organizations with annual revenues of $5 to $250 million, that are engaged in discrete manufacturing such as engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Discrete manufacturers fabricate and assemble parts into a finished product as distinguished from process manufacturers, which combine raw materials to create finished products. Engineer-to-order manufacturing is a subset of make-to-order where the product is expressly designed and manufactured to meet a customer’s unique requirements, often as a “one-time” item. Make-to-order manufacturing involves fabricating and assembling products that are either standardized or that meet a customer’s unique specifications. Assemble-to-order manufacturing involves assembling products that meet a customer’s unique specifications from standard, or stock, sub-component parts. Make-to-stock refers to manufacturing in which standard products are fabricated, assembled and placed in finished goods inventory based on projected customer demand. Many manufacturing processes involve a combination of some or all of these production techniques.

Based on data published by Dun & Bradstreet Corporation, we believe that there are over 150,000 manufacturing operations in the United States, Canada and the United Kingdom that meet our target market parameters.

Sales and Marketing

We market our products and services in the United States, Canada and the United Kingdom. We have licensed Made2Manage software applications for use at more than 1,600 manufacturing sites, primarily in the United States. Currently, approximately 99% of our revenues are derived from customers in North America. We use direct sales representatives, supported by regional managers and manufacturing applications consultants, and a network of Value Added Resellers (“VARs”). We have experienced in the past, and expect to experience in the future, a seasonal pattern in our sales, with the fourth quarter typically having the highest total sales and the first quarter having the lowest sales.

The Product

Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise software for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, the Made2Manage Enterprise Business System, provides fully integrated solutions automating major business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning (“M2M™ ERP”), Made2Manage Supply Chain Management (“M2M SCM”), Made2Manage Customer Relationship Management (“M2M CRM”), Made2Manage Business Intelligence (“M2M BI”), Made2Manage Business Collaboration (“M2M VIP”), and Made2Manage Enterprise Integration (“M2M Link”). The system is supported by a host of user services, including M2M Expert, the Web site which provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses. A brief description of each of these applications follows:

M2M ERP.  M2M ERP is a comprehensive back-office system that integrates production processes into one application to provide manufacturers with real-time visibility into their operations. Features of M2M ERP include:

•
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

•
Engineering: Designed to help engineers accomplish their tasks more efficiently and better coordinate with manufacturing and other parts of the organization. It includes Engineering Change Management, which helps ensure that personnel follow proper change procedures during approval and implementation. It also provides information to help identify the impact that changes will have on the organization. Other features include a data interface to AutoCAD® that prevents engineering from entering the same information twice and a graphical Bill of Material creation and editing tool.

•
Production Management: Facilitates the coordination, execution and monitoring of the manufacturing process. Job orders drive material and production requirements and track jobs through the production process. Job orders identify the part number, the bill of material, the routing, the status and the job packet (i.e., the set of instructions, diagrams and photographs required to manufacture the part). Actual material and labor costs are tracked to jobs during the production process, typically using bar-code technology.

•
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

•
Financial Management: Designed to be fully integrated with the other functions of the Made2Manage Enterprise Business System. Up-to-date records of income, expenses and financial commitments flow through the product’s extensive library of financial reports. Standard features include Accounts Receivable, Accounts Payable, Cash Flow Forecasting and Job Order Costing. The General Ledger integrates the monetary flow from all aspects of the Made2Manage Enterprise Business System. “Drill-down” features, available throughout the product, finely detail many areas, such as cost attributes of work in process, inventory and product shipped.

•
Human Resources: Includes payroll and personnel tracking that integrate the Made2Manage Enterprise Business System with applications from leading providers ADP® and Best Software. The interface to ADP provides users who prefer to outsource payroll with an alternative that minimizes double data entry. For customers who prefer to manage their own payroll internally, the Made2Manage Enterprise Business System offers Best Software’s Abra® as well as their Human Resources applications.

M2M SCM. M2M SCM helps manufacturers improve performance and increase profitability by optimizing their supply chains. It includes Materials Requirements Planning for controlling inventory procurement and production job creation, as well as infinite and finite production scheduling. Our Advanced Planning and Scheduling capabilities enable planners to consider both materials and capacity constraints at the same time as building their production plans. Demand Planning does best fit curve analysis to provide useful demand forecasts. Execution level support is provided through functions that include cycle counting functionality, physical inventory capabilities and on-hand availability. Lot Control enables companies to track raw materials, sub-assemblies and final assemblies to their origins.

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

M2M Business Collaboration. M2M VIP is a hybrid-hosted enterprise portal that extends the reach of a manufacturer’s enterprise business system to engage customers, suppliers, partners and employees. M2M VIP enables manufacturers to reduce costs and strengthen their supply chain.

M2M Link. M2M Link allows manufacturers to automate communications between their enterprise business system and other business systems or trading exchanges. It uses the latest Microsoft®.NET technology to transfer EDI documents, XML and flat files.

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

The Made2Manage Enterprise Business System is designed to enable users to do their jobs more effectively on a consistent basis. The Made2Manage Enterprise Business System provides a set of applications specific to the demands of our target market. We believe these unique features include:

•	Easy-to-use screens designed for employees, customers, sales channels and suppliers that are generalists, not specialists, in the use of computers;
•	An emphasis on lower-cost, standard technology, specifically Microsoft technology, because our customers have limited Information Systems staff and resources; and
•	Functionality that can be readily learned and can be effectively supported by the software provider.

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

Our product development expenditures were $5.3 million in 2002, $6.2 million in 2001, and $6.4 million in 2000. Development costs were expensed as incurred.

Software design and development is a complicated process, and there can be no assurance that we will be able to complete features and products currently under development in a timely manner or to develop features and products that find market acceptance in the future.

Service and Support

We offer a full complement of services that allow our customers to maximize the benefits that they receive from using the Made2Manage Enterprise Business System, including implementation assistance using our Time2Value® tools and services, customer support and education programs.

Time2Value Tools and Services

Time2Value tools and services are designed to help the manufacturer achieve a quick, successful implementation that brings the manufacturer value in the shortest amount of time. Time2Value tools and services include planning and implementation guides, computer-based training tools, procedure analyses and data conversion automation from legacy business systems.

Customer Support

We provide ongoing product support services under our support arrangements. Support services are typically purchased by customers for a one-year term at the time of entering into the sales agreement, and may be renewed for additional annual periods. Support services include telephone support, electronic support 24 hours a day, seven days a week through our online searchable information database and case management system, and periodic software updates. Over 80 percent of our customers maintain an annual support arrangement.

Education Programs

We provide customers with a cost effective and convenient method to educate their employees by use of Virtual Classroom. Virtual Classroom offers hands-on instruction by demonstrating software functions in an interactive classroom environment over the Internet. Each course includes hands-on exercises using the software in the context of the user’s typical workflow.

Additionally, traditional classroom education courses are offered for each of the major user roles present in a manufacturing business. These courses are offered at our corporate offices, at regional locations and on-site at the customer’s facility.

Beginning in 2001, virtual and classroom education courses have been offered via M2M University, a subscription-based education program, which is accessible through the M2M Expert Web site.

Competition and Industry Consolidation

The enterprise software market for small and midsize manufacturers is fragmented, intensely competitive and rapidly changing. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management system vendors. Additionally, several software companies that have traditionally marketed enterprise software to larger manufacturers have begun to target small and midsize manufacturers. We have also noted consolidations in the market, including acquisitions of established vendors by large technology companies looking to expand into the enterprise software market, as well as mergers of well-known vendors. Compared to us, many of our existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger base of customers. There can be no assurance that such competitors will not offer or develop products that are superior to the Made2Manage Enterprise Business System or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for the Made2Manage Enterprise Business System, our business, financial condition and results of operation would be adversely affected.

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

Employees

As of December 31, 2002, we had 211 employees, consisting of 59 in sales and marketing, 52 in product development, 72 in services and 28 in administration. Each employee signs a confidentiality and nondisclosure agreement upon joining Made2Manage Systems. We believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of Made2Manage Systems and their ages as of December 31, 2002, are as follows:

Name	Age	Position with Company
David B. Wortman	51	Chairman of the Board, President and Chief Executive Officer
Samuel J. Amore	42	Vice President, Marketing
Traci M. Dolan	45	Vice President, Finance and Administration and Chief Financial Officer
Gary W. Rush	45	Vice President, Sales
Joseph S. Swern	49	Vice President, Service and Support

David B. Wortman joined Made2Manage Systems in September 1993 as senior vice president. He has served as president and chief executive officer and a director since January 1994, and as chairman of the board since April 2000. Prior to joining Made2Manage Systems, Mr. Wortman held a succession of senior executive positions and served as a director of Pritsker Corporation, a computer software company he co-founded in 1973. Mr. Wortman is a director of Walker Information, Inc. He also serves on various public service boards that foster the growth of technology in the state of Indiana, including the 21st Century Research and Technology Fund and TechPoint. He is a past president of the Indiana Information Technology Association (INITA) and the Institute of Industrial Engineers. Mr. Wortman holds B.S. and M.S. degrees in industrial engineering from Purdue University.

Samuel J. Amore joined Made2Manage Systems as vice president, marketing in December 2001. Before joining Made2Manage Systems, Mr. Amore served as vice president of product marketing for Interliant, a leading global ASP (application services provider) that hosted software solutions around applications such as PeopleSoft, Oracle, Lotus Notes and Microsoft. Interliant acquired reSOURCE PARTNER where Mr. Amore was a founding partner and vice president in 1996. reSOURCE PARTNER was one of the first ASPs specializing in tier one application hosting and Business Process Outsourcing. Prior to Mr. Amore’s tenure in technology businesses, he spent a number of years managing various product lines for Kimberly-Clark and Nabisco, among other recognized consumer products companies. Before that time, Mr. Amore was a senior consultant with Arthur Andersen in its Enterprise Systems Division. Mr. Amore holds a B.S. degree in accounting and an M.B.A. in marketing from the University of Wisconsin-Madison.

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

Gary W. Rush joined Made2Manage Systems as vice president, development in May 1994 and was appointed chief technology officer in June 2000. In September, 2002, Mr. Rush was named vice president, sales. Prior to joining Made2Manage Systems, Mr. Rush was President of Micro Data Base Systems Inc., a provider of relational and network database management software. During his 14-year tenure at a Micro Data Base Systems, Mr. Rush held various positions, including chief operating officer, vice president of development and vice president of consulting. Mr. Rush holds a B.S.E.E. (bachelor of science in electrical engineering) and an M.S.M. (master of science in management) with a focus on management information systems from Purdue University.

Joseph S. Swern joined Made2Manage Systems in September 1995 as vice president, service and support. Before joining Made2Manage, Mr. Swern served as vice president of professional services at Symix Computer Systems Inc. During his seven years of service at Symix, Mr. Swern also acted as director of consulting services, manager of implementation consulting and senior implementation consultant. Mr. Swern also spent 10 years working in both discrete and process manufacturing, holding various management positions. Mr. Swern holds a B.S. degree in industrial management from Franklin University and an M.B.A. from Capital University. He also has a certification in production and inventory management from the American Production and Inventory Control Society.

Officers are elected by the Board of Directors at each annual meeting and serve at the pleasure of the Board of Directors.

ITEM 2.    Properties.

Our headquarters are located in Indianapolis, Indiana, where we lease office space housing administrative, sales and marketing, customer service and product development activities. Our current lease expires in March 2003, at which time we will be relocating our headquarters to another leased facility also located in Indianapolis, Indiana. In addition, we lease office space in San Bruno, California, Malvern, Pennsylvania and Haifa, Israel. The San Bruno and Malvern locations have been subleased to other tenants. The Israel space is used for development activities associated with our subsidiary, Bridgeware, Inc.

ITEM 3.    Legal Proceedings.

We are not a party to any material legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

ITEM 5.    Market for the Company's Common Equity and Related Shareholder Matters.

Our common stock is traded on The Nasdaq Stock Market® under the symbol MTMS. As of February 1, 2003, we had 55 shareholders of record and approximately 1,346 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all earnings to finance future growth, and we do not anticipate paying any cash dividends in the foreseeable future.

The following table presents the high and low bids for our common stock as reported by The Nasdaq Stock Market for the periods indicated.

                                                      High       Low
                                                      ----       ---
Fiscal Year 2002
----------------
First Quarter......................................$  7.15    $  3.05
Second Quarter.....................................   6.89       3.25
Third Quarter......................................   5.00       2.96
Fourth Quarter.....................................   5.87       2.06

Fiscal Year 2001
----------------
First Quarter......................................$  3.75    $  1.75
Second Quarter.....................................   4.75       2.56
Third Quarter......................................   4.20       2.45
Fourth Quarter.....................................   5.10       2.45

See Note 7 of the Notes to Consolidated Financial Statements for equity compensation plan information pursuant to the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan.

ITEM 6.    Selected Financial Data.

The statement of operations data and balance sheet data presented below have been derived from the Company’s consolidated financial statements and related notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto.

                                                                       Year Ended December 31,
                                                     ------------------------------------------------------
                                                       2002        2001        2000       1999       1998
                                                     --------    --------    --------   --------   --------
                                                              (in thousands, except per share data)
Statement of Operations Data:
Total revenues....................................   $ 30,217    $ 34,453    $ 33,607   $ 32,027   $ 27,846
Operating (loss) income...........................     (1,047)     (2,975)     (4,607)    (3,157)       603
Income tax (benefit) provision....................        (64)      2,260      (1,433)    (1,040)     1,038
Net (loss) income.................................       (690)     (4,725)     (2,547)    (1,539)       144
Per share amounts:
     Basic:
         Net (loss) income  per share.............   $  (0.14)   $  (0.98)   $  (0.54)  $  (0.33)  $   0.03
         Weighted-average shares outstanding......      4,889       4,823       4,739      4,600      4,331
     Diluted:
         Net (loss) income per share..............   $  (0.14)   $  (0.98)   $  (0.54)  $  (0.33)  $   0.03
         Weighted-average shares outstanding......      4,889       4,823       4,739      4,600      5,025
Cash dividends declared per share.................        ---         ---         ---        ---        ---

                                                                         At December 31,
                                                     ------------------------------------------------------
                                                       2002        2001        2000       1999       1998
                                                     --------    --------    --------   --------   --------
                                                                          (in thousands)
Balance Sheet Data:
Cash and cash equivalents.........................   $ 15,613    $ 12,688    $ 11,336   $ 12,610   $ 15,496
Total assets......................................     25,128      25,961      31,745     31,624     33,894
Long-term obligations, less current portion.......         23         ---         ---        ---        ---
Total shareholders' equity........................     11,940      12,359      16,921     18,871     19,938

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since our inception in 1986, we have developed, marketed, licensed and supported comprehensive enterprise software for small and midsize manufacturers engaged in engineer-to-order, make-to-order, assemble-to-order, make-to-stock and mixed styles of production. Our principal product, the Made2Manage® Enterprise Business System, provides fully integrated solutions automating major business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning (“M2M™ ERP”), Made2Manage Supply Chain Management (“M2M SCM”), Made2Manage Customer Relationship Management (“M2M CRM”), Made2Manage Business Intelligence (“M2M BI”), Made2Manage Business Collaboration (“M2M VIP”), and Made2Manage Enterprise Integration (“M2M Link”). The system is supported by a host of user services, including M2M Expert, the Web site that provides our customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

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

                                                                                         Percent
                                                                                    Increase (Decrease)
                                               Year Ended December 31,          --------------------------
                                        -----------------------------------      2002 over      2001 over
                                           2002         2001         2000          2001            2000
                                           ----         ----         ----          ----            ----
Revenues:
     Software.........................     28.5%        41.1%        44.5%         (39.3)%          (5.3)%
     Services.........................     69.6         56.3         52.3            8.4            10.3
     Hardware.........................      1.9          2.6          3.2          (34.0)          (16.6)
                                          -----        -----        -----
         Total revenues...............    100.0        100.0        100.0          (12.3)            2.5
                                          -----        -----        -----
Costs of revenues:
     Software.........................      5.5          7.7          5.6          (37.5)           42.6
     Write-down and amortization of
         purchased technology.........      ---          ---          4.2             NM              NM
     Services.........................     28.4         26.7         27.3           (6.8)            0.2
     Hardware.........................      1.4          1.9          2.3          (34.1)          (16.0)
     Restructuring charge.............     (0.7)         1.9          ---             NM              NM
                                          -----        -----        -----
         Total costs of revenues......     34.6         38.2         39.4          (20.4)           (0.6)
                                          -----        -----        -----
         Gross profit.................     65.4         61.8         60.6           (7.3)            4.5
                                          -----        -----        -----
Operating expenses:
     Sales and marketing..............     37.6         36.1         39.5           (8.8)           (6.3)
     Product development..............     17.5         18.0         19.0          (14.9)           (2.5)
     General and administrative.......     13.8         13.6         13.2          (10.8)            5.0
     Write-down and amortization of
         goodwill.....................      ---          ---          2.6             NM              NM
     Restructuring charge.............      ---          2.8          ---             NM              NM
                                          -----        -----        -----
         Total operating expenses.....     68.9         70.5         74.3          (14.3)           (2.8)
                                          -----        -----        -----
Operating loss........................     (3.5)        (8.7)       (13.7)          64.8            35.4
Other income, net.....................      1.0          1.5          1.9          (42.5)          (18.7)
                                          -----        -----        -----
Loss before income taxes..............     (2.5)        (7.2)       (11.8)          69.4            38.1
Income tax (benefit) provision........     (0.2)         6.5         (4.2)            NM              NM
                                          -----        -----        -----
Net loss .............................     (2.3)%      (13.7)%       (7.6)%         85.4           (85.5)
                                          =====        =====        =====

NM - Not Meaningful

Comparisons of Years Ended December 31, 2002, 2001 and 2000

Revenues

Revenues are derived from software licenses, service fees and hardware sales. Total revenues decreased by $4.2 million, or 12.3%, to $30.2 million in 2002 from $34.5 million in 2001. Conversely, total revenues increased by $846,000, or 2.5%, in 2001 from $33.6 million in 2000. During both 2002 and 2001, service revenues rose while software revenues declined. However, the shortfall in software revenues was not as great in 2001 and was more than offset by the increase in service revenues. We have not historically recognized significant annual revenues from any single customer.

Software Revenues.  Software license revenues decreased by $5.6 million, or 39.3%, to $8.6 million in 2002 from $14.2 million in 2001, which was down from $15.0 million in 2000. Software license revenues constituted 28.5%, 41.1%, and 44.5% of total revenues in 2002, 2001 and 2000, respectively. The decrease in software revenues reflected the ongoing recession in our target market, the small and midsize manufacturing sector, which directly impacted the purchasing decisions of our customers and prospects. Discretionary spending by our existing customers was noticeably delayed in 2001, while the impact on new system capital expenditures also became more evident in 2002. However, we believe we are well positioned for the recovery of the market, which is large and lightly penetrated.

Service Revenues.  Service revenues increased by $1.6 million, or 8.4%, to $21.0 million in 2002 from $19.4 million in 2001, which was also up from $17.6 million in 2000. Service revenues constituted 69.6%, 56.3% and 52.3% of total revenues in 2002, 2001 and 2000, respectively. The continued growth in service revenues resulted from our expanding installed base of customers on support and maintenance contracts, as well as wider acceptance of our subscription-based education offering. At December 31, 2002, over 80% of our customers were on support and maintenance. We expect support and maintenance renewal rates in 2003 to be consistent with prior years.

Hardware Revenues.  Hardware revenues were $591,000 in 2002, $896,000 in 2001 and $1.1 million in 2000. Hardware revenues constituted 1.9%, 2.6% and 3.2% of total revenues in 2002, 2001 and 2000, respectively. Our sales of hardware are limited to bar-code and data collection equipment necessary to utilize certain features of the Made2Manage Enterprise Business System and typically move with software revenues.

International Revenues.  International revenues from our operations in the United Kingdom totaled $117,000 in 2002, $141,000 in 2001 and $278,000 in 2000 for software, hardware and support. These revenues represented 0.4% of total revenues in both 2002 and 2001 and 0.8% of total revenues in 2000.

Costs of Revenues

Costs of Software Revenues.  Costs of software revenues totaled $1.7 million, $2.7 million and $1.9 million in 2002, 2001 and 2000, respectively, resulting in gross margins of 80.6%, 81.2% and 87.5% of software revenues, respectively. The decrease in the gross profit percentage in 2002 as compared to 2001 was associated with slightly higher discounting levels on new system sales as a result of increased pricing pressures. We suspect that the higher discounts may continue at least in the near future as a result of continued slowness of the economy. Software revenues generated from third-party products stayed flat at 15% of total software revenues for 2002 and 2001, which is an increase from 13% in 2000. This increase partially accounted for the decrease in the gross profit percentage in 2001 as compared to 2000, since third-party products carry a higher cost than our proprietary products.

Write-down and Amortization of Purchased Technology and Goodwill.  In August 1998, we acquired our subsidiary, Bridgeware, which gave rise to a purchased technology asset and related goodwill. During the third quarter of 2000, we decided to accelerate development of an integrated multi-level planning suite which largely replaced the acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill, which were written down to net realizable value. The non-cash write-down and amortization of the purchased technology asset and related goodwill in 2000 were $1.4 million and $887,000, respectively. See the “Pro forma Results of Operations” section below for comparative operating results excluding the write-down and amortization of intangible assets related to the acquisition of Bridgeware.

Costs of Service Revenues.  Costs of service revenues totaled $8.6 million in 2002 and $9.2 million in both 2001 and 2000, resulting in gross margins of 59.2%, 52.5% and 47.7% of services revenues, respectively. The year over year improvements in gross profit percentages were attributable to a combination of continued growth in our service revenues and a reduction in the costs to deliver those services. Some of these cost efficiencies were the result of the restructuring plan implemented during the first quarter of 2001. Additionally, we have continued to advance our use of technology to reduce costs in all areas of our offerings, while improving the quality of service.

Costs of Hardware Revenues.  Costs of hardware revenues totaled $421,000, $639,000 and $761,000 in 2002, 2001 and 2000, respectively. Gross margins from hardware stayed consistent at 29% of hardware revenues for the three years ended December 31, 2002.

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

During the third quarter of 2002, we completed our restructuring activities and determined that $198,000 of restructuring liabilities originally set aside in connection with M2M VIP will probably not be incurred and paid. This amount has been accounted for as a reduction of costs of revenues in the consolidated statement of operations for 2002. Of the remaining $613,000 expected to be settled in cash, $512,000 was paid as of December 31, 2002, consisting of $457,000 in 2001 and $55,000 in 2002. The outstanding restructuring liabilities of $101,000 are recorded as a current liability in the 2002 consolidated balance sheet and represent our best estimate of non-recoverable costs and expenses associated with sublet facilities. See the “Pro forma Results of Operations” section below for comparative operating results excluding the restructuring benefit/charge.

Operating Expenses

Sales and Marketing Expenses.  Sales and marketing expenses were $11.3 million, $12.4 million and $13.3 million in 2002, 2001 and 2000, respectively, representing 37.6%, 36.1% and 39.5% of total revenues, respectively. The decrease in sales and marketing expenses in 2002 was primarily lower sales commissions related to the shortfall in revenues. The decrease in 2001 compared to 2000 was mostly a reduction of travel expenses as more of the selling effort was driven to the Web. Additionally, 2000 included non-recurring recruiting and relocation expenses for key sales positions hired in 2000.

Product Development Expenses.  Product development expenses were $5.3 million, $6.2 million and $6.4 million in 2002, 2001 and 2000, respectively, representing 17.5%, 18.0% and 19.0% of total revenues, respectively. The year over year decreases in product development expenses resulted from lower headcount based on the current product initiatives at that time. Additionally, we cut back on spending for M2M VIP after the initial ramp up in 2000, which generated cost savings that had a partial year impact in 2001 and a full year impact in 2002. We did not capitalize any software development costs during these years, since the capitalizable portion was not significant. We continue to invest heavily in ongoing product development to expand functionality and create next generation products.

General and Administrative Expenses.  General and administrative expenses were $4.2 million, $4.7 million and $4.5 million in 2002, 2001 and 2000, respectively, representing 13.8%, 13.6% and 13.2% of total revenues, respectively. The decrease in 2002 general and administrative expenses largely reflected a drop in bad debt expenses, as we continued to focus on our credit and collection efforts. The success of those efforts was also evident in the improvement in our average days sales outstanding, which was 65 days at December 31, 2002 as compared to 71 days at December 31, 2001. The increase in 2001 compared to 2000 was mainly due to increased spending for investor relations activities.

Other Income, Net

Other income, net was $293,000, $510,000 and $627,000 in 2002, 2001 and 2000, respectively, representing 1.0%, 1.5% and 1.9% of total revenues, respectively. Other income, net principally reflects interest earned on marketable securities. Interest income was $291,000, $503,000 and $619,000 in 2002, 2001 and 2000, respectively. Interest income decreased due to lower interest rates on securities.

Income Tax (Benefit) Provision

In 2002, we recorded an income tax benefit of $64,000 primarily consisting of a refund due as a result of a change in the alternative minimum tax laws. From 1999 and through 2001, we sustained cumulative tax operating losses totaling $9 million, inclusive of two significant charges totaling $4.5 million related to the write-down and amortization of purchased technology assets, described under “Costs of Revenues - Write-down and Amortization of Purchased Technology and Goodwill,” and a restructuring charge, described under “Costs of Revenues Restructuring Charge.” Those losses gave rise to deferred tax assets of $3.4 million. Although the loss carryforwards substantially do not begin to expire until 2018, current economic conditions made it difficult to predict full recoverability of those tax assets in a period comparable to the period over which they originated. Therefore, a valuation allowance was recorded against the $3.4 million of deferred tax assets to reflect that uncertainty in the fourth quarter of 2001, resulting in a full year income tax provision of $2.3 million in 2001. See the “Pro forma Results of Operations” section below for comparative operating results excluding the tax valuation allowance.

Alternative Measures of Performance

The following table presents alternative measures of performance for better comparability by excluding certain non-recurring items for the periods indicated (in thousands):

                                                                 Year Ended December 31,
                                                          ------------------------------------
                                                             2002         2001          2000
                                                             ----         ----          ----

   Operating loss as reported                             $ (1,047)    $  (2,975)    $  (4,607)
   Less restructuring benefit                                 (198)          ---           ---
   Add back restructuring charge                               ---         1,592           ---
   Add back write-down and amortization of
        intangible assets related to Bridgeware                ---           ---         2,348
                                                          --------     ---------     ---------
   Adjusted operating loss                                $ (1,245)    $  (1,383)    $  (2,259)
                                                          ========     =========     =========

   Net loss as reported                                   $   (690)    $  (4,725)    $  (2,547)
   Less restructuring benefit                                 (198)          ---           ---
   Add back restructuring charge, net of tax                   ---         1,003           ---
   Add back tax valuation allowance                            ---         3,403           ---
   Add back write-down and amortization of intangible
        assets related to Bridgeware, net of tax               ---           ---         1,807
                                                          --------     ---------     ---------
    Adjusted net loss                                     $   (888)    $    (319)    $    (740)
                                                          ========     =========     =========

   Per share amounts - basic and diluted:
        Net loss per share as reported                    $  (0.14)    $   (0.98)    $   (0.54)
        Adjusted net loss per share                       $  (0.18)    $   (0.07)    $   (0.16)

Liquidity and Capital Resources

As of December 31, 2002, we had $16.5 million of cash, cash equivalents and marketable securities, reflecting net positive cash flow of $1.5 million for the year ended December 31, 2002. We generated $1.8 million of cash from operating activities, which funded our operations for the year. Our investing activities reflected $522,000 of spending for capital expenditures. We expect capital spending levels in the upcoming year to be similar to prior years. Financing activities for the year included proceeds from the issuance of common stock of $237,000 under the stock option plan and $68,000 under the employee stock purchase plan, and payments of $120,000 for a capital lease for computers incurred in the first quarter of 2002. The balance of the capital lease at December 31, 2002 was $135,000, of which $112,000 is due in 2003 and the remaining balance in 2004.

At December 31, 2002, we had working capital of $10.8 million, which primarily consisted of $16.5 million in cash, cash equivalents and marketable securities, $5.5 million of accounts receivable, net of allowance for doubtful accounts, and the current portion of deferred revenues of $9.6 million. The average accounts receivable days sales outstanding (“DSO”) improved for a second year in a row to 65 days at December 31, 2002, compared to 71 days and 108 days at December 31, 2001 and 2000, respectively, due to improved credit and collection efforts. Deferred revenues were relatively flat at $10.3 million and $10.5 million as of December 31, 2002 and 2001, respectively, and principally relate to support agreements and contracted services. The current portion of deferred revenues is expected to be recognized in revenue during the next twelve months. We have no bank debt.

We believe that cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to meet our currently anticipated working capital and capital expenditure requirements at least through 2003.

In the normal course of business, we enter into various contractual commitments that impact the liquidity of our operations. At December 31, 2002, our commitments consisted of long-term operating leases, principally for office space. Furthermore, we have entered into certain sublease agreements as a result of facilities rationalization associated with the increased market acceptance of our online education offerings. Future minimum lease payments required under these non-cancelable operating leases, net of receipts from sublease agreements, are as follows (in thousands):

      Payable in:
            2003                                   $   865
            2004                                       924
            2005                                       634
            2006                                       634
            2007                                       634
            2008 and thereafter                      1,429
                                                   -------
      Total payments                                 5,120
            Less receipts from subleases              (588)
                                                   -------
      Net payments                                 $ 4,532
                                                   =======

Critical Accounting Policies

Revenue Recognition

Our revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), Statement of Position No. 97-2, Software Revenue Recognition (“SoP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, we record revenue when it is realized, or realizable, and earned. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Hardware revenues are generated primarily from the sale of bar-code and data collection equipment used in connection with the Made2Manage Enterprise Business System and constitute a relatively small component of total revenues.

Our sales arrangements typically include services in addition to software and hardware. Service revenues are generated from support and maintenance agreements and also from implementation, education, consulting, and customization services. For sales arrangements that include bundled software, hardware and services, we account for any undelivered service offering as a separate element of a multiple-element arrangement. These services are usually not essential to the functionality of the software and hardware. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SoP 97-2. Support revenues are recognized on a straight-line basis over the term of the agreement. Revenues from implementation, education, consulting, and customization services are recognized as provided to customers. If the services are essential to the functionality of the software and hardware, revenue from the software and hardware components is deferred until the essential services are complete.

Subscription-based offerings include support and maintenance as described above, M2M Express, M2M VIP and M2M University. The M2M Express thin client option is designed to provide small and midsize manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. Subscription revenues are recognized ratably over the subscription period.

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

Recently Issued Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually.

At December 31, 2001, the balance of our goodwill asset associated with the Bridgeware acquisition was $186,000. In accordance with the requirements of SFAS 142, we ceased amortization of our goodwill asset effective January 1, 2002. Prior to that, the amortization of goodwill was $52,000 annually in 2001 and 2000. As required by the adoption of SFAS 142, we employed the transitional goodwill impairment test and determined that there is no impairment loss of our goodwill asset.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”).  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. At this time, we do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123 (“SFAS 148”). SFAS 148 is intended to encourage the adoption of the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), by providing three transition methods – the prospective method, modified prospective method and retroactive restatement method. SFAS 148 also mandates certain new disclosures that are incremental to those required by SFAS 123 for those companies that choose not to adopt the accounting provisions of SFAS 123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. At this time, we have elected not to adopt the accounting provisions of SFAS 123. However, we have disclosed the incremental information as required by SFAS 148 in the Notes to Consolidated Financial Statements.

We adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), in the first quarter of 2002. EITF 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement versus as a reduction of expenses incurred. As required by the adoption of EITF 01-14, we have reclassified the reimbursements of out-of-pocket expenses in prior periods from a reduction of cost of services to services revenue in the consolidated financial statements.

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

Our business dependssubstantially upon the software expenditures of small and midsize manufacturers, which in part depend upon the demand for such manufacturers’ products. An economic slow-down or other adverse event affecting manufacturing industries in our target regions could impact such demand, causing manufacturers in our target market to curtail or postpone capital expenditures for business information systems. Any adverse change in the amount or timing of software expenditures by our target customers could have a material adverse effect on our business, financial condition and results of operations.

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

Competition and Industry Consolidation

The enterprise software market for small and midsize manufacturers is fragmented, intensely competitive and rapidly changing. We face competition from a variety of software vendors, including application software vendors, software tool vendors and relational database management system vendors. Additionally, several software companies that have traditionally marketed enterprise software to larger manufacturers have begun to target small and midsize manufacturers. We have also noted consolidations in the market, including acquisitions of established vendors by large technology companies looking to expand into the enterprise software market, as well as mergers of well-known vendors. Compared to us, many of our existing competitors, as well as a number of potential competitors, have significantly greater financial, technical and marketing resources and a larger base of customers. There can be no assurance that such competitors will not offer or develop products that are superior to the Made2Manage Enterprise Business System or that achieve greater market acceptance. If such competition were to result in significant price declines or loss of market share for the Made2Manage Enterprise Business System, our business, financial condition and results of operation would be adversely affected.

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

Possible Volatility of Stock Price

The trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new applications by us or our competitors, the failure of earnings to meet the expectations of securities analysts and investors, as well as other events or factors. In addition, the Company’s stock has limited trading volume which can result in increased price volatility. Also, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 1, 2003, we had 4,931,592 shares of common stock outstanding, of which 548,706 shares of common stock are “Restricted Shares,” which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of February 1, 2003, there were 2,147,856 options outstanding to purchase shares of common stock at a weighted average price of $5.83 per share under the Company’s stock option plans, of which options to purchase 1,332,847 shares of common stock were then vested and exercisable. At February 1, 2003, we had reserved 1,182,904 shares of common stock for future grant under the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (the “Stock Option Plan”). We have reserved 200,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the “Stock Purchase Plan”). As of February 1, 2003, 90,641 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Stock Option Plan and the Stock Purchase Plan on August 20, 1999 and January 30, 1998, respectively. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

Absence of Dividends

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Investment Risk.  We have a significant amount of cash and short-term investments. This investment portfolio exposes us to interest rate risk as short-term investment rates have fallen, resulting in reductions to interest income. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to material fluctuations in principal. However, there is no assurance the issuers of the securities will not default on their obligations, which could result in losses of principal and accrued interest

We do not have any material debt outstanding, other than a capital lease with a fixed interest rate. Therefore, we do not currently have any significant interest rate risk from a liability perspective.

Foreign Currency Risk.  We transact limited business in various foreign currencies, primarily in the British pound sterling and Canadian dollar. We do not have any significant receivables or obligations denominated in foreign currencies, and we do not have any foreign currency swaps or derivatives. Consequently, we are not currently subject to material foreign currency exchange risk.

ITEM 8.    Financial Statements and Supplementary Data.

Page

Report of Independent Accountants	24

Consolidated Balance Sheets as of December 31, 2002 and 2001	25

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	26

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000	27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	28

Notes to Consolidated Financial Statements	29

Report of Independent Accountants

To the Board of Directors and Shareholders
of Made2Manage Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Made2Manage Systems, Inc., and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 7, 2003

                                       MADE2MANAGE SYSTEMS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)

                                                                                     At December 31,
                                                                                  --------------------
                                                                                     2002       2001
                                                                                  ---------  ---------
                                                 ASSETS

Current assets:
    Cash and cash equivalents...................................................  $  15,613  $  12,688
    Marketable securities.......................................................        900      2,377
    Trade accounts receivable, net of allowance for doubtful accounts of
       $364 and $416 at December 31, 2002 and 2001, respectively................      5,475      6,796
    Prepaid expenses and other..................................................      1,275      1,543
                                                                                  ---------  ---------
       Total current assets.....................................................     23,263     23,404

Property and equipment, net.....................................................      1,865      2,557
                                                                                  ---------  ---------
       Total assets.............................................................  $  25,128  $  25,961
                                                                                  =========  =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable............................................................  $     476  $     468
    Accrued liabilities.........................................................      1,545      1,694
    Accrued compensation and related expenses...................................        711        977
    Current portion of capitalized lease........................................        112         --
    Deferred revenue............................................................      9,619      9,784
                                                                                  ---------  ---------
       Total current liabilities................................................     12,463     12,923

Capitalized lease...............................................................         23         --
Deferred revenue................................................................        702        679
                                                                                  ---------  ---------
       Total liabilities........................................................     13,188     13,602
                                                                                  ---------  ---------

Commitments (Note 9)

Shareholders' equity:
    Preferred stock, no par value; 2,000,000 shares authorized, no shares
        issued and outstanding in 2002 and 2001.................................        ---        ---
    Common stock, no par value; 10,000,000 shares authorized, 4,925,447 and
       4,839,646 shares issued and outstanding at December 31, 2002 and
       2001, respectively.......................................................     22,920     22,615
    Accumulated other comprehensive income......................................        ---         34
    Accumulated deficit.........................................................    (10,980)   (10,290)
                                                                                  ---------  ---------
       Total shareholders' equity...............................................     11,940     12,359
                                                                                  ---------  ---------
       Total liabilities and shareholders' equity...............................  $  25,128  $  25,961
                                                                                  =========  =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                         MADE2MANAGE SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)

                                                                               Year Ended December 31,
                                                                           -------------------------------
                                                                              2002       2001       2000
                                                                           ---------  ---------  ---------
Revenues:
    Software.............................................................  $   8,603  $  14,171  $  14,962
    Services.............................................................     21,023     19,386     17,571
    Hardware.............................................................        591        896      1,074
                                                                           ---------  ---------  ---------
       Total revenues....................................................     30,217     34,453     33,607
                                                                           ---------  ---------  ---------
Costs of revenues:
    Software.............................................................      1,668      2,668      1,871
    Write-down and amortization of purchased technology..................        ---        ---      1,409
    Services.............................................................      8,575      9,200      9,182
    Hardware.............................................................        421        639        761
    Restructuring charge.................................................       (198)       640        ---
                                                                           ---------- ---------  ---------
       Total costs of revenues...........................................     10,466     13,147     13,223
                                                                           ---------  ---------  ---------

       Gross profit......................................................     19,751     21,306     20,384
                                                                           ---------  ---------  ---------
Operating expenses:
    Sales and marketing..................................................     11,345     12,445     13,282
    Product development..................................................      5,285      6,211      6,372
    General and administrative...........................................      4,168      4,673      4,450
    Write-down and amortization of goodwill..............................        ---        ---        887
    Restructuring charge.................................................        ---        952        ---
                                                                           ---------  ---------  ---------
       Total operating expenses..........................................     20,798     24,281     24,991
                                                                           ---------  ---------  ---------

Operating loss...........................................................     (1,047)    (2,975)    (4,607)

Other income, net........................................................        293        510        627
                                                                           ---------  ---------  ---------

Loss before income taxes.................................................       (754)    (2,465)    (3,980)

Income tax (benefit) provision...........................................        (64)     2,260     (1,433)
                                                                           ---------- ---------  ---------

Net loss  ...............................................................  $    (690) $  (4,725) $  (2,547)
                                                                           =========  =========  =========

Per share amounts - basic and diluted:
    Net loss per share...................................................  $   (0.14) $   (0.98) $  (0.54)
                                                                           =========  =========  =========
    Weighted-average shares outstanding..................................      4,889      4,823     4,739
                                                                           =========  =========  =========

          The accompanying notes are an integral part of these consolidated financial statements.

                                            MADE2MANAGE SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        (in thousands, except share data)

                                                    Common Stock                       Accumulated
                                               ---------------------                      Other          Total
                                                 Number                  Accumulated  Comprehensive   Shareholders'
                                               of Shares      Amount        Deficit       Income         Equity
                                               --------------------------------------------------------------------

Balances, December 31, 1999..................  4,652,168     $ 21,889     $   (3,018)    $   ---       $ 18,871
     Exercise of stock options...............     85,846          464            ---         ---            464
     Tax benefits of stock option exercises..        ---           28            ---         ---             28
     Issuance of common stock under
         Stock Purchase Plan.................     20,098          105            ---         ---            105
     Net loss................................        ---          ---         (2,547)        ---         (2,547)
                                               ---------     --------     ----------     -------       --------
Balances, December 31, 2000..................  4,758,112     $ 22,486     $   (5,565)    $   ---       $ 16,921
     Exercise of stock options...............     55,083           14            ---         ---             14
     Tax benefits of stock option exercises..        ---           34            ---         ---             34
     Issuance of common stock under
         Stock Purchase Plan.................     26,451           81            ---         ---             81
                                               ---------     --------     ----------     -------       --------
     Subtotal................................  4,839,646       22,615         (5,565)        ---         17,050
                                               ---------     --------     ----------     -------       --------
     Net loss................................        ---          ---         (4,725)        ---         (4,725)
     Other comprehensive income, net-of-tax:
         Unrealized gain on available-for-sale
         securities..........................        ---          ---            ---          34             34
                                               ---------     --------     ----------     -------       --------
     Total comprehensive loss................        ---          ---         (4,725)         34         (4,691)
                                               ---------     --------     ----------     -------       --------

Balances, December 31, 2001..................  4,839,646     $ 22,615     $  (10,290)    $    34       $ 12,359
     Exercise of stock options...............     70,641          237            ---         ---            237
     Issuance of common stock under
         Stock Purchase Plan.................     15,160           68            ---         ---             68
                                               ---------     --------     ----------     -------       --------
     Subtotal................................  4,925,447       22,920        (10,290)         34         12,664
                                               ---------     --------     ----------     -------       --------
     Net loss................................        ---          ---           (690)        ---           (690)
     Other comprehensive loss, net-of-tax:
         Unrealized loss on available-for-sale
         securities..........................        ---          ---            ---         (34)           (34)
                                               ---------     --------     ----------     -------       --------
     Total comprehensive loss................        ---          ---           (690)        (34)          (724)
                                               ---------     --------     ----------     -------       --------

Balances, December 31, 2002..................  4,925,447     $ 22,920     $  (10,980)    $   ---       $ 11,940
                                               =========     ========     ==========     =======       ========

             The accompanying notes are an integral part of these consolidated financial statements.

                                           MADE2MANAGE SYSTEMS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                  Year Ended December 31,
                                                                           -----------------------------------
                                                                              2002         2001         2000
                                                                           ---------     --------     --------
Operating activities:
     Net loss ...........................................................  $    (690)    $ (4,725)    $ (2,547)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization...................................      1,469        1,967        1,880
         Restructuring charge related to write-down of impaired property
              and equipment..............................................        ---          781          ---
         Write-down and amortization of purchased technology & goodwill..        ---          ---        2,296
         Provision for doubtful accounts.................................        304          711          836
         Tax benefits of stock option exercises..........................        ---           34           28
         Changes in assets and liabilities:
              Trade accounts receivable..................................      1,017        4,025       (4,992)
              Prepaid expenses and other.................................        268         (229)         609
              Deferred income taxes......................................        ---        2,269       (1,445)
              Accounts payable and accrued liabilities...................       (141)        (284)         220
              Accrued compensation and related expenses..................       (266)        (515)         370
              Deferred revenue...........................................       (142)        (423)       1,481
                                                                           ---------     --------     --------
         Net cash provided by (used in) operating activities.............      1,819        3,611       (1,264)
                                                                           ---------     --------     --------

Investing activities:
     Purchases of property and equipment.................................       (522)        (626)      (1,764)
     Purchases of marketable securities..................................     (2,687)     (13,040)     (12,216)
     Sales and maturities of marketable securities.......................      4,130       11,312       13,401
                                                                           ---------     --------     --------
         Net cash provided by (used in) investing activities.............        921       (2,354)        (579)
                                                                           ---------     --------     --------

Financing activities:
     Principal payments under capitalized lease..........................       (120)         ---          ---
     Proceeds from issuance of common stock..............................         68           81          105
     Proceeds from exercise of stock options.............................        237           14          464
                                                                           ---------     --------     --------
         Net cash provided by financing activities.......................        185           95          569
                                                                           ---------     --------     --------

Change in cash and cash equivalents......................................      2,925        1,352       (1,274)
Cash and cash equivalents, beginning of period...........................     12,688       11,336       12,610
                                                                           ---------     --------     --------
Cash and cash equivalents, end of period.................................  $  15,613     $ 12,688     $ 11,336
                                                                           =========     ========     ========

Supplemental disclosure:
     Cash paid (received) for income taxes...............................  $    (169)    $     29     $   (818)
                                                                           =========     ========     ========
     Cash paid for interest..............................................  $      15     $    ---     $    ---
                                                                           =========     ========     ========

Supplemental schedule of non-cash investing activities:
     A capital lease obligation of approximately $255 was incurred in the first quarter of 2002 when the
     Company entered into a lease for new computers.

            The accompanying notes are an integral part of these consolidated financial statements.

1.    Summary of Significant Accounting Policies

Description of Business

Made2Manage Systems, Inc. (the “Company”), an Indiana corporation formed in 1986, develops, markets, licenses and supports comprehensive enterprise software for small and midsize manufacturers located primarily in the United States. The Company is dependent upon its principal product, the Made2Manage® Enterprise Business System, which provides fully integrated solutions automating major business processes used by manufacturers, from selling and design, to manufacturing and distribution, finance and human resources, and customer service and support. This comprehensive enterprise business system features Made2Manage Enterprise Resource Planning (“M2M™ ERP”), Made2Manage Supply Chain Management (“M2M SCM”), Made2Manage Customer Relationship Management (“M2M CRM”), Made2Manage Business Intelligence (“M2M BI”), Made2Manage Business Collaboration (“M2M VIP”) and Made2Manage Enterprise Integration (“M2M Link”). The system is supported by a host of user services, including M2M Expert, the Web site that provides the Company’s customers with Internet resources including support services 24 hours per day, seven days a week, cyber-consulting, and virtual education courses.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain amounts in prior years have been reclassified to conform to the 2002 presentation.

Cash Equivalents and Marketable Securities

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Marketable securities consist of debt instruments with maturities between three and twelve months and are classified as available-for-sale. In 2002 marketable securities were recorded at cost, which approximated fair value. In 2001, marketable securities were recorded at fair value, with unrealized gains reported in shareholders’ equity.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful life. All other assets are depreciated using the straight-line method over their estimated useful lives which range from two to ten years. Repairs and maintenance costs are expensed as incurred.

Capitalized Software

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred prior to establishing the technological feasibility of computer software products and enhancements and those incurred after general release to customers are expensed. Software development costs incurred by the Company following technological feasibility, defined by the Company as the existence of a working model of the product, and prior to the time the product is available for general release to customers, have not been material and, therefore, have not been capitalized in 2002 or 2001.

The Company accounts for costs associated with internal-use software in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Certain costs associated with internal-use software are capitalized and are generally amortized on a straight-line basis over the estimated useful life, generally three to five years, beginning when the asset is substantially ready for use.

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

Income Taxes and Valuation Allowance

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Income tax expense is provided based on income before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax rates. The Company records valuation allowances related to its deferred income tax assets when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized within the same period of time in which the loss arose.

Revenue Recognition and Deferred Revenue

The Company’s revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), Statement of Position No. 97-2, Software Revenue Recognition (“SoP 97-2”), and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. Revenues from software licenses and hardware are recognized upon shipment, delivery or customer acceptance, based upon the substance of the arrangement or as defined in the sales agreement provided there are no significant remaining vendor obligations to be fulfilled and collectibility is reasonably assured. Software revenues are generated from licensing software to new customers and from licensing additional users and new applications to existing customers. Hardware revenues are generated primarily from the sale of bar-code and data collection equipment used in connection with the Made2Manage Enterprise Business System and constitute a relatively small component of total revenues.

The Company’s sales arrangements typically include services in addition to software and hardware. Service revenues are generated from support and maintenance agreements and also from implementation, education, consulting, and customization services. For sales arrangements that include bundled software, hardware and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. These services are usually not essential to the functionality of the software and hardware. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SoP 97-2. Support revenues are recognized on a straight-line basis over the term of the agreement. Revenues from implementation, education, consulting, and customization services are recognized as provided to customers. If the services are essential to the functionality of the software and hardware, revenue from the software and hardware components is deferred until the essential services are complete.

Subscription-based offerings include support and maintenance as described above, M2M Express, M2M VIP and M2M University. The M2M Express thin client option is designed to provide small and midsize manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. Subscription revenues are recognized ratably over the subscription period.

Net (Loss) Income per Share

Basic earnings per share (“EPS”) is determined in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), and is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS is similar to basic, except that the weighted-average number of shares outstanding includes the impact of common equivalent shares. Diluted common equivalent shares consist of stock options (using the treasury stock method) as prescribed by SFAS 128. Common equivalent shares are included in the diluted EPS calculation when dilutive. Under the treasury stock method, the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock.

No options were included in the computation of diluted EPS for the year ended December 31, 2002, since the Company had a net loss for the year. Otherwise, options to purchase approximately 990,000 shares of common stock would have been included in the computation of diluted EPS, which translates into approximately 252,000 common equivalent shares, net of shares repurchased under the treasury stock method. Options to purchase approximately 1.3 million shares of common stock would not have been included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of common shares.

Stock-Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, which require compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. Additionally, the Company follows disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123 (“SFAS 148”). The following table presents pro forma net loss had compensation cost been determined based on the fair value at the grant date for awards under the plan in accordance with SFAS 123.

                                                                    Year Ended December 31,
                                                             ----------------------------------
                                                               2002         2001         2000
                                                             --------    ---------     --------
    Net loss as reported                                     $   (690)   $  (4,725)    $ (2,547)
    Compensation expense included in reported net loss            ---          ---          ---
    Compensation expense under FAS 123                         (1,111)        (886)      (1,239)
                                                             --------    ---------     --------
    Pro forma net loss                                       $ (1,801)   $  (5,611)    $ (3,786)
                                                             ========    =========     ========
    Pro forma net loss per diluted share                     $  (0.37)   $   (1.16)    $  (0.80)
                                                             ========    =========     ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 3.1% for 2002, 4.9% for 2001 and 6.25% for 2000; expected life of two years beyond vesting date; and volatility of 89% for 2002, 70% for 2001 and 67% for 2000. Based on the Black-Scholes option-pricing model, the weighted-average fair value at grant date of options granted for the years ended December 31 were $4.66 in 2002, $2.30 in 2001 and $4.57 in 2000.

Recently Issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets upon their initial acquisition and also subsequent to their acquisition. SFAS 142 states that an intangible asset with a finite useful life should be amortized over that life. Goodwill and an intangible asset with an indefinite useful life should not be amortized; however, they should be tested for impairment at least annually.

At December 31, 2001, the balance of the Company’s goodwill asset associated with the Bridgeware acquisition was $186,000. In accordance with the requirements of SFAS 142, the Company ceased amortization of its goodwill asset effective January 1, 2002. Prior to that, the amortization of goodwill was $52,000 annually in 2001 and 2000. As required by the adoption of SFAS 142, the Company employed the transitional goodwill impairment test and determined that there is no impairment loss of its goodwill asset.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. At this time, the Company does not expect this standard to have any material impact on its consolidated financial position, results of operations or cash flows.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123 (“SFAS 148”). SFAS 148 is intended to encourage the adoption of the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), by providing three transition methods – the prospective method, modified prospective method and retroactive restatement method. SFAS 148 also mandates certain new disclosures that are incremental to those required by SFAS 123 for those companies that choose not to adopt the accounting provisions of SFAS 123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. At this time, the Company has elected not to adopt the accounting provisions of SFAS 123. However, the Company has disclosed the incremental information as required by SFAS 148 in the Notes to Consolidated Financial Statements.

The Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”), in the first quarter of 2002. EITF 01-14 states that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement versus as a reduction of expenses incurred. As required by the adoption of EITF 01-14, the Company has reclassified the reimbursements of out-of-pocket expenses in prior periods from a reduction of cost of services to services revenue in the consolidated financial statements.

2.    Restructuring Charge

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

During the third quarter of 2002, the Company completed its restructuring activities and determined that $198,000 of restructuring liabilities originally set aside in connection with M2M VIP will probably not be incurred and paid. This amount has been accounted for as a reduction of costs of revenues in the consolidated statement of operations for 2002. Of the remaining $613,000 expected to be settled in cash, $512,000 was paid as of December 31, 2002, consisting of $457,000 in 2001 and $55,000 in 2002. The outstanding restructuring liabilities of $101,000 are recorded as a current liability in the 2002 consolidated balance sheet and represent the Company’s best estimate of non-recoverable costs and expenses associated with sublet facilities.

3.    Acquisition

In August 1998, the Company acquired its subsidiary, Bridgeware, Inc., which gave rise to a purchased technology asset and related goodwill. During the third quarter of 2000, the Company decided to accelerate development of an integrated multi-level planning suite which largely replaced the acquired technology. That decision resulted in an impairment of the purchased technology asset and related goodwill, which were written down to net realizable value. The non-cash, pre-tax write-down was $2.0 million. The after-tax effect of the charge was $1.5 million.

4.    Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities are summarized as follows (in thousands):

                                                                     At December 31,
                                                                 -----------------------
                                                                   2002           2001
                                                                 --------       --------
      Cash and cash equivalents:

            Cash                                                 $  2,686       $  4,157

            U.S. Treasury Securities and obligations
                  of U.S. government agencies                         ---          1,313
            Municipal debt securities                               5,715            ---
            Corporate debt securities                               7,212          7,218
                                                                 --------       --------
      Total cash and cash equivalents                            $ 15,613       $ 12,688
                                                                 ========       ========

      Marketable securities:
            Corporate debt securities                            $    900       $  2,377
                                                                 ========       ========

At December 31, 2002, marketable securities were recorded at cost, which approximated fair value. At December 31, 2001, marketable securities were recorded at fair value, which included $34,000 of unrealized gains.

5.    Property and Equipment

Property and equipment are summarized as follows (in thousands):

                                                                     At December 31,
                                                                 -----------------------
                                                                   2002           2001
                                                                 --------       --------
      Software and computer equipment                            $  6,272       $  5,581
      Furniture and equipment                                       1,731          1,724
      Leasehold improvements                                          765            764
                                                                 --------       --------
      Total property and equipment                                  8,768          8,069
            Less accumulated depreciation and amortization         (6,903)        (5,512)
                                                                 --------       --------
      Net property and equipment                                 $  1,865       $  2,557
                                                                 ========       ========

The estimated lives for property and equipment are as follows: software and computer equipment – two to five years; furniture and equipment – seven to ten years; and leasehold improvements – the life of the lease. Depreciation expense was $1.5 million in 2002, $2.0 million in 2001 and $1.9 million in 2000.

6.    Income Taxes

The components of the income tax (benefit) provision are as follows (in thousands):

                                                       Year Ended December 31,
                                                  --------------------------------
                                                   2002         2001        2000
                                                  --------    --------    --------

      Current:
            Federal                               $    (99)   $    (77)   $    (52)
            State                                       35          35          35
                                                  --------    --------    --------
            Total current income tax                   (64)        (42)        (17)
                                                  --------    --------    --------

      Deferred:
            Federal                                    ---       2,105      (1,292)
            State                                      ---         197        (124)
                                                  --------    --------    --------
            Total deferred income tax                  ---       2,302      (1,416)
                                                  --------    --------    --------

      Total income tax (benefit) provision        $    (64)   $  2,260    $ (1,433)
                                                  ========    ========    ========

The (benefit) provision for income taxes differs from the federal statutory tax rate as follows (in thousands):

                                                       Year Ended December 31,
                                                  --------------------------------
                                                    2002         2001        2000
                                                  --------    --------    --------

Federal income tax at statutory rate              $   (269)   $   (838)   $ (1,353)
State income tax, net of federal tax benefit           (29)       (181)       (101)
Non-deductible amortization and other expenses         ---         ---         301
Non-taxable interest income                            (10)         (1)       (103)
Research and experimentation credit                   (129)       (146)       (182)
Business meals and entertainment                        39          48          54
Deferred tax asset valuation allowance                 332       3,403         ---
Other                                                    2         (25)        (49)
                                                  --------    --------    --------
Total income tax (benefit) provision              $    (64)   $  2,260    $ (1,433)
                                                  ========    ========    ========

Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                             Year Ended December 31,
                                                              --------------------
                                                                2002         2001
                                                              --------    --------
Deferred tax assets:
      Net operating loss carryforward                         $  2,164    $  1,927
      Research and experimentation tax credits carryforward        975         831
      Minimum tax credits carryforward                               1         136
      Accounts receivable allowance                                 94          98
      Accrued vacation pay                                          58          36
      Restructuring costs                                          175         248
      Deferred revenue                                             339         291
      Other                                                         27          22
                                                              --------    --------
      Total deferred tax assets                                  3,833       3,589
                                                              --------    --------

Deferred tax liabilities:
      Depreciation                                                 (26)       (115)
      Workforce                                                    (72)        (71)
                                                              --------    --------
      Total deferred tax liabilities                               (98)       (186)
                                                              --------    --------

Net deferred tax assets, before valuation allowance           $  3,735    $  3,403
                                                              ========    ========

Recorded as:
      Current deferred income tax asset                       $    240    $    285
      Long-term deferred income tax asset                        3,495       3,118
      Valuation allowance                                       (3,735)     (3,403)
                                                              --------    --------
Net deferred tax assets                                       $    ---    $    ---
                                                              ========    ========

As of December 31, 2002, the Company had net operating loss carryforwards of $5.4 million for federal and $7.1 million for state income tax reporting purposes that expire in the years 2010 through 2021, research and experimentation tax credits of $975,000 that expire commencing in 2009, and minimum tax credit carryforwards of $1,000. Although the loss carryforwards substantially do not begin to expire until 2019, current economic conditions make it difficult to predict full recoverability of those tax assets in a period comparable to the period over which they originated. A valuation allowance has been recorded against the $3.7 million of deferred tax assets to reflect that uncertainty.

7.    Shareholders’ Equity

Preferred Stock

Authorized preferred stock is issuable in series under such terms and conditions as the Board of Directors may determine. None have been issued to date.

Common Stock Options

The Company’s 1999 Employee Stock Option Plan (the “1999 Stock Option Plan”) was approved by the shareholders and adopted in April 1999, amended in April 2000, and authorizes the granting of incentive and non-qualified stock options. No additional options will be granted under the Company’s previous Employee Stock Option Plan, which was originally adopted in 1990 (the “1990 Stock Option Plan”), and there are no other equity compensation plans approved by the shareholders or otherwise. Initially 200,000 shares were reserved for issuance under the 1999 Stock Option Plan with automatic increases on January 1 of each year equal to 7% of the base shares. The base shares are equal to the sum of (1) the number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year and (2) the number of shares of common stock reserved for issuance upon the exercise of options outstanding on the last day of the preceding fiscal year. The exercise price of the options must not be less than the fair market value of the common stock for options. Options granted under the 1999 Stock Option Plan generally vest over four years, with 25% exercisable one year from date of grant and the remaining 75% at the rate of 1/48th of the amount granted in each of the next 36 consecutive months. Options granted prior to 1996 generally expire five years from the date of grant and options granted subsequently expire ten years from date of grant. The April 2000 amendment to the 1999 Stock Option Plan authorizes the grant of options under the 1999 Stock Option Plan covering an additional number of shares equal to the number of shares covered by unexercised options that were forfeited under the 1990 Stock Option Plan. The 1999 Stock Option Plan terminates in 2009.

At December 31, 2002, options for 681,950 shares of common stock were available for future grants under the plan, which include the additional shares authorized per the April 2000 amendment to the 1999 Stock Option Plan. In accordance with the provisions of the plan, the number of shares available for grant automatically increased by 496,270 shares to 1,178,220 shares on January 1, 2003, representing the aggregate of the calculated 7% of base shares and the available shares at December 31, 2002.

Activity in the option plan is summarized as follows:

                                              2002                     2001                       2000
                                     ---------------------    -----------------------    -----------------------
                                                  Weighted-                 Weighted-                  Weighted-
                                                   Average                   Average                    Average
                                                  Exercise                  Exercise                   Exercise
                                       Shares      Price       Shares        Price         Shares       Price
                                     ---------    --------    ---------    ----------    ---------    ----------
Outstanding at beginning of year     1,904,826    $   5.90    1,908,359    $   6.70      1,581,938    $   6.92
     Granted                           722,550        5.39      552,700        3.31        587,550        6.39
     Exercised                         (70,641)       3.35      (55,083)       0.25        (85,846)       5.41
     Forfeited                        (392,613)       5.73     (501,150)       6.71       (175,283)       8.33
                                     ---------    --------    ---------    --------      ---------    --------
Outstanding at end of year           2,164,122    $   5.84    1,904,826    $   5.90      1,908,359    $   6.70
                                     =========    ========    =========    ========      =========    ========
Options exercisable at end of year   1,241,298    $   6.45    1,055,470    $   6.77      1,061,383    $   6.20
                                     =========    ========    =========    ========      =========    ========

Options outstanding at December 31, 2002, are summarized as follows:

                               Options Outstanding                 Options Exercisable
                   -------------------------------------------    ----------------------
                                  Weighted-
                                   Average         Weighted-                   Weighted-
   Range of                       Remaining         Average                     Average
   Exercise                      Contractual       Exercise                    Exercise
    Prices           Shares         Life            Price           Shares       Price
--------------     --------      -----------      ----------      ---------    --------
$ 0.40 - 3.22        450,463      7.96 years      $   3.10          224,351    $  3.06
  3.28 - 4.38        502,198      6.50 years          3.88          265,502       3.48
  4.40 - 6.06        513,276      8.03 years          5.86          121,817       5.66
  6.85 - 8.41        461,398      6.07 years          7.93          405,785       7.91
  8.81 - 13.31       236,787      6.06 years         11.11          223,843      11.18
                   ---------                      --------        ---------    -------
                   2,164,122                      $   5.84        1,241,298    $  6.45
                   =========                      ========        =========    =======

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) was established in October 1997 and amended in April 2002 to increase the number of shares reserved for issuance by an additional 100,000 shares, to a total of 200,000 shares. Under the Stock Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is equal to the greater of (1) 85% of the beginning of the quarter market price or (2) 90% of the average market price during the quarter. Purchases are made at the end of each fiscal quarter. Cumulative shares issued under this plan totaled 90,641, 75,481, and 49,030 at December 31, 2002, 2001, and 2000, respectively.

8.    Employee Savings Plan

The Company has an employee savings plan that is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Board of Directors approved a matching contribution of 37.5% of the first 6% of the employees’ contributions beginning January 2001. Prior to this, the Board of Directors had approved a matching contribution of 25% of the first 6% of employee contributions beginning January 1996. The Company’s matching contribution to the savings plan was $269,000 in 2002, $281,000 in 2001 and $173,000 in 2000.

9.    Commitments

The Company leases office space under long-term operating leases. The Company has sublet certain of these properties to others as a result of facilities rationalization associated with the increased market acceptance of the Company’s online education offerings. In the first quarter of 2002, the Company also entered into a capital lease for new computers. Future minimum lease payments required under these non-cancelable leases, net of receipts from sublease agreements and amounts representing interest, are as follows (in thousands):

                                                   Operating       Capital
                                                    Leases          Lease
                                                  ------------     -------
      Payable in:
            2003                                  $   865          $  120
            2004                                      924              21
            2005                                      634             ---
            2006                                      634             ---
            2007                                      634             ---
            2008 and thereafter                     1,429             ---
                                                  -------          ------
      Total payments                                5,120             141
            Less receipts from subleases             (588)            ---
            Less amounts representing interest        ---              (6)
                                                  -------          ------
      Net payments                                $ 4,532          $  135
                                                  =======          ======

Rent expense was $617,000 in 2002, $881,000 in 2001 and $1.2 million in 2000.

10.    Condensed Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2002. This information has been prepared by the Company on the same basis as the Consolidated Financial Statements appearing elsewhere in this report and includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. The Company’s operating results for any one quarter are not necessarily indicative of results for any future period.

Earnings per share (EPS) for each quarter are computed independently of EPS for the year. The sum of the quarterly EPS may not equal the EPS for the year because of (1) transactions affecting the weighted-average number of shares outstanding in each quarter and (2) the uneven distribution of earnings during the year.

                                                              Quarter Ended (Unaudited)
                                          ----------------------------------------------------------------
                                           March 31     June 30    September 30   December 31     Total
                                           --------     --------   ------------   -----------     -----
                                                        (in thousands, except per share data)

2002:
     Total revenues.....................   $  7,434     $  8,480      $ 6,707      $ 7,596      $  30,217
     Gross profit.......................      4,806        5,627        4,347        4,971         19,751
     Operating (loss) income............       (415)          60         (792)         100         (1,047)
     Income tax (benefit) provision.....        ---          ---          ---          (64)           (64)
     Net (loss) income..................       (334)         135         (727)         236           (690)
     Net (loss) income per share:
         Basic..........................      (0.07)        0.03        (0.15)        0.05          (0.14)
         Diluted........................      (0.07)        0.03        (0.15)        0.05          (0.14)

2001:
     Total revenues.....................   $  8,600     $  8,776      $ 8,301      $ 8,776      $  34,453
     Gross profit.......................      4,628        5,416        5,373        5,889         21,306
     Operating (loss) income............     (2,783)        (398)         (59)         265         (2,975)
     Income tax (benefit) provision.....       (524)        (770)          20        3,534          2,260
     Net (loss) income..................     (2,096)         514           25       (3,168)        (4,725)
     Net (loss) income per share:
         Basic..........................      (0.44)        0.11         0.01        (0.66)         (0.98)
         Diluted........................      (0.44)        0.11         0.01        (0.66)         (0.98)

ITEM 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting or financial disclosure within the last two fiscal years.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

The information required by this Item is contained in the section captioned “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 (the “Proxy Statement”), and is incorporated herein by reference. Information with respect to executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Report.

ITEM 11.    Executive Compensation.

The information required by this Item is contained in the section captioned “Executive Compensation” of the Proxy Statement and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is contained in the section captioned "Stock Ownership" of the Proxy Statement and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions.

Not applicable.

ITEM 14.    Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this Annual Report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries are made known to them by others within those entities.

(b)
Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Report.

1.	Consolidated Financial Statements

The following information appears in Item 8 of Part II of this Report:

•	Report of Independent Accountants
•	Consolidated Balance Sheets as of December 31, 2002 and 2001
•	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
•	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule is included in this Report:

•	Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

Number Assigned in Regulation S-K Item 601	Exhibit Number	Description of Exhibit

(3)	3.1	Amended and Restated Articles of Incorporation of Made2Manage Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
3.2	Amended and Restated Code of By-Laws of Made2Manage Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
(4)	4.1	Specimen Stock Certificate for Common Stock (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
4.2	Other rights of securities holders - see Exhibits 3.1 and 3.2
(10)	10.1	Form of Made2Manage Systems, Inc., Stock Option Agreement (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, Registration No. 333-38177.)
10.2	1999 Made2Manage Systems, Inc., Employee Stock Option Plan (Incorporated by reference to March 31, 1999 Form 10-Q.)
10.3	Amendment to the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (Incorporated by reference to March 31, 2000 schedule 14-a, appendix 1.)
10.4	Made2Manage Systems, Inc., Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1, Registration No. 333-38177.)
10.5	First Amendment to the Made2Manage Systems, Inc., Employee Stock Purchase Plan (Incorporated by reference to June 30, 2002 Form 10-Q.)
10.6	Made2Manage Systems, Inc., Executive Salary Continuation Plan (Incorporated by reference to September 30, 2001 Form 10-Q.)
(21)	21.1	List of Subsidiaries (Incorporated by reference to December 31, 2000 Form 10-K.)
(23)	23.1	Consent of Independent Accountants
N/A	99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
N/A	99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2003	MADE2MANAGE SYSTEMS, INC. /s/ David B. Wortman David B. Wortman Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ David B. Wortman David B. Wortman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2003

/s/ Traci M. Dolan Traci M. Dolan	Vice President, Finance and Administration Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	February 25, 2003

/s/ Katherine L. Kinder Katherine L. Kinder	Controller (Principal Accounting Officer)	February 25, 2003

/s/ Michael P. Cullinane Michael P. Cullinane	Director	February 25, 2003

/s/ Timothy A. Davenport Timothy A. Davenport	Director	February 25, 2003

/s/ Richard G. Halperin Richard G. Halperin	Director	February 25, 2003

/s/ Rudolf J. Herrmann Rudolf J. Herrmann	Director	February 25, 2003

CERTIFICATIONS

I, David B. Wortman, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Made2Manage Systems, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

a.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003	/s/ David B. Wortman David B. Wortman Chairman of the Board, President and Chief Executive Officer

I, Traci M. Dolan, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Made2Manage Systems, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.
The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003	/s/ Traci M. Dolan Traci M. Dolan Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer

                                         Made2Manage Systems, Inc.
                              Schedule II - Valuation and Qualifying Accounts
                                              (in thousands)

             COLUMN A                 COLUMN B             COLUMN C             COLUMN D        COLUMN E
---------------------------------   ------------- --------------------------- -------------- -------------
                                                          Additions
                                                    -----------------------
                                                     Charged        Charged
                                     Balance at     to Costs          to                        Balance
                                      Beginning        and           Other                     at the End
            Description               of Period     Expenses       Accounts     Deductions     of Period
---------------------------------   ------------- ------------- ------------- -------------- -------------

Allowance for Doubtful Accounts:
2002                                   $   416       $   233       $    79       $ (364)        $   364
2001                                   $   450       $   478       $   233       $ (745)        $   416
2000                                   $   564       $   514       $   322       $ (950)        $   450

Income Tax Valuation Allowance:
2002                                   $ 3,403       $   ---       $   332       $  ---         $ 3,735
2001                                   $   ---       $   ---       $ 3,403       $  ---         $ 3,403
2000                                   $   ---       $   ---       $   ---       $  ---         $   ---