Form 10-K/A
period 2002-12-31
MADE2MANAGE SYSTEMS INC
filed 2003-05-14
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number:    0-23459

MADE2MANAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1665080 (I.R.S. Employer Identification Number)

450 E. 96th Street, Suite 300, Indianapolis, IN (Address of principal executive offices)	46240 (Zip Code)

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

Yes    X                          No

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

Yes                               No    X

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

        In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the undersigned registrant hereby furnishes the exhibits set forth below to the Securities and Exchange Commission. The exhibits set forth below were listed as exhibits to the Made2Manage Systems, Inc. Form 10-K for the fiscal year ended December 31,2002 and were in full force and effect on February 25, 2003, but were not furnished to the Securities and Exchange Commission on such date.

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

Date: May 7, 2003	MADE2MANAGE SYSTEMS, INC. /s/ David B. Wortman David B. Wortman Chairman of the Board, President and Chief Executive Office