Form 10-Q
period 2003-03-31
MADE2MANAGE SYSTEMS INC
filed 2003-05-14
CIK 1038271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 0-23459

MADE2MANAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1665080 (I.R.S. Employer Identification Number)

450 E. 96th Street, Suite 300, Indianapolis, IN (Address of principal executive offices)	46240 (Zip Code)

Registrant's telephone number, including area code:  (317) 249-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                                                                                Yes   [ X ]             No   [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                 Yes   [     ]             No   [ X ]

As of April 30, 2003, there were 4,940,960 shares of Common Stock, no par value, outstanding.

MADE2MANAGE SYSTEMS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) As of March 31, 2003 and December 31, 2002	3

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months ended March 31, 2003 and 2002	4

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months ended March 31, 2003 and 2002	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualified Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures	22

Certifications	23

Index to Exhibits	25

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,200	$15,613
Marketable securities	439	900
Trade accounts receivable, net	4,469	5,475
Prepaid expenses and other	1,264	1,275

Total current assets	22,372	23,263

Property and equipment, net	1,731	1,865

Total assets	$24,103	$25,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$700	$476
Accrued liabilities	1,882	2,256
Current portion of capitalized lease	116	112
Deferred revenue	9,001	9,619

Total current liabilities	11,699	12,463

Capitalized lease	---	23
Deferred revenue	533	702

Total liabilities	12,232	13,188

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized, no shares
issued and outstanding at March 31, 2003 and December 31, 2002	---	---
Common stock, no par value; 10,000,000 shares authorized, 4,940,948 and
4,925,447 issued and outstanding at March 31, 2003 and December 31, 2002,
respectively	22,971	22,920
Accumulated deficit	(11,100)	(10,980)

Total shareholders' equity	11,871	11,940

Total liabilities and shareholders' equity	$24,103	$25,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Software	$1,733	$1,978
Services	5,394	5,298
Hardware	216	158

Total revenues	7,343	7,434

Costs of revenues:
Software	400	430
Services	2,008	2,085
Hardware	168	113
Restructuring benefit	(51)	---

Total costs of revenues	2,525	2,628

Gross profit	4,818	4,806

Operating expenses:
Sales and marketing	2,510	2,902
Product development	1,408	1,297
General and administrative	1,066	1,022

Total operating expenses	4,984	5,221

Operating loss	(166)	(415)

Other income, net	56	81

Loss before income taxes	(110)	(334)

Income tax provision	10	---

Net loss	$(120)	$(334)

Per share amounts - basic and diluted:
Net loss per share	$(0.02)	$(0.07)

Weighted-average shares outstanding	4,930	4,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

MADE2MANAGE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(120)	(334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	412	398
Provision for doubtful accounts	144	(5)
Changes in assets and liabilities:
Trade accounts receivable	862	908
Prepaid expenses and other	11	234
Accounts payable	224	214
Accrued liabilities	(374)	(581)
Deferred revenue	(787)	(813)

Net cash provided by operating activities	372	21

Investing activities:
Purchases of property and equipment	(278)	(118)
Purchases of marketable securities	(439)	(894)
Sales of marketable securities	900	2,343

Net cash provided by investing activities	183	1,331

Financing activities:
Principal payments under capitalized leases	(19)	(32)
Proceeds from issuance of common stock	14	13
Proceeds from exercise of stock options	37	102

Net cash provided by financing activities	32	83

Change in cash and cash equivalents	587	1,435
Cash and cash equivalents, beginning of period	15,613	12,688

Cash and cash equivalents, end of period	$16,200	$14,123

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

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. In management’s opinion, this information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for each period presented.

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

The Company’s sales arrangements typically include services in addition to software and hardware. Service revenues are generated from support and maintenance agreements and also from implementation, education, consulting, and customization services. For sales arrangements that include bundled software, hardware and services, the Company accounts for any undelivered service offering as a separate element of a multiple-element arrangement. These services are usually not essential to the functionality of the software and hardware. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SoP 97-2. Support and education revenues are recognized on a straight-line basis over the term of the agreement. Revenues from implementation, consulting, and customization services are recognized as provided to customers. If the services are essential to the functionality of the software and hardware, revenue from the software and hardware components is deferred until the essential services are complete.

Subscription-based offerings include support and maintenance and M2M University, which are included in service revenues, and M2M Express and M2M VIP, which are included in software revenues. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. The M2M Express thin client option is designed to provide small and midsize manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. Subscription revenues are recognized ratably over the subscription period.

4.    Income Tax Provision

The Company has sustained tax operating losses over the past four years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. Although these loss carryforwards do not begin to substantially expire until 2019, current economic conditions make it difficult to predict full recoverability of these deferred tax assets in a period comparable to the period over which they originated. Therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, the Company has not and does not anticipate recording significant tax charges or benefits in 2002 or 2003. Amounts recorded in the first quarter of 2003 represent minimum taxes required by certain states and foreign taxes related to the Company’s operations in the United Kingdom.

5.    Net Income (Loss) per Share

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

No options were included in the computation of diluted EPS for the three months ended March 31, 2003 and 2002, since the Company had a net loss for those periods. Otherwise, for the three months ended March 31, 2003 and 2002, options to purchase approximately 846,000 and 1.3 million shares of common stock, respectively, would have been included in the computation of diluted EPS, which translates into approximately 79,000 and 443,000 common equivalent shares, respectively, net of shares repurchased under the treasury stock method. Options to purchase approximately 1.4 million and 849,000 shares of common stock would not have been included in the computation of diluted EPS for the three months ended March 31, 2003 and 2002, respectively, because the options’ exercise prices were greater than the average market price of common shares.

6.    Stock-Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, which require compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of grant. Additionally, the Company follows disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123 (“SFAS 148”). The following table presents pro forma net loss had compensation cost been determined based on the fair value at the grant date for awards under the plan in accordance with SFAS 123.

	Three Months Ended March 31,
	2002	2003
Net loss as reported	$(120)	$(334)
Compensation expense included in reported net loss	---	---
Compensation expense under FAS 123	(270)	(278)

Pro forma net loss	$(390)	$(612)

Pro forma net loss per diluted share	$(0.0)	$(0.13)

7.    Restructuring

During the first quarter of 2001, management approved a restructuring plan designed to align the Company’s operations with the current technological and economic environment. One of the elements of the restructuring plan was facilities rationalization. In March of 2003, the Company obtained an early release for one of the office facilities included in the restructuring plan, which had remaining net lease obligations of $51,000. This amount was accounted for as a reduction of costs of revenues in the consolidated statement of operations for the quarter ended March 31, 2003. The remaining restructuring liabilities of $43,000 are recorded as a current liability in the consolidated balance sheet as of March 31, 2003 and represent the Company’s best estimate of non-recoverable costs and expenses associated with a sublet facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our expectations regarding our strategic plans, future growth, results of operations, performance, business prospects and opportunities. Words such as “estimates,” “believes,” “anticipates,” “plans” and similar expressions may be used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. All such forward-looking statements speak only as of the date of this Form 10-Q. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results, performance, business prospects and opportunities to differ from those expressed in, or implied by, these statements. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Actual results or events could differ materially from those anticipated in any forward-looking statements for the reasons discussed in this section, in the “Business Environment and Risk Factors” section, and elsewhere in this report, or for other reasons. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company’s SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 2002.

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

Our sales arrangements typically include services in addition to software and hardware. Service revenues are generated from support and maintenance agreements and also from implementation, education, consulting, and customization services. For sales arrangements that include bundled software, hardware and services, we account for any undelivered service offering as a separate element of a multiple-element arrangement. These services are usually not essential to the functionality of the software and hardware. Amounts deferred for services are determined based upon vendor-specific objective evidence of the fair value of the elements as prescribed in SoP 97-2. Support and education revenues are recognized on a straight-line basis over the term of the agreement. Revenues from implementation, consulting, and customization services are recognized as provided to customers. If the services are essential to the functionality of the software and hardware, revenue from the software and hardware components is deferred until the essential services are complete.

Subscription-based offerings include support and maintenance and M2M University, which are included in service revenues, and M2M Express and M2M VIP, which are included in software revenues. M2M University provides flexible, comprehensive educational opportunities to customers via the Web and also through traditional classroom training. The M2M Express thin client option is designed to provide small and midsize manufacturing companies access to the Made2Manage Enterprise Business System via the Internet through a hosted application service provider. The M2M VIP enterprise portal offers manufacturing companies a range of collaborative opportunities with their customers, sales channels and suppliers. Subscription revenues are recognized ratably over the subscription period.

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

	Three Months Ended March 31,				Percent Increase
	2003		2002		(Decrease)
Revenues:
Software	23.6%		26.6%		(12	.4)%
Services	73.5		71.3		1.8
Hardware	2.9		2.1		36.7

Total revenues	100.0		100.0		(1.2)

Costs of revenues:
Software	5.4		5.8		(7.0)
Services	27.4		28.1		(3.7)
Hardware	2.3		1.5		48.7
Restructuring benefit	(0.7)		---		N	M

Total costs of revenues	34.4		35.4		(3.9)

Gross profit	65.6		64.6		0.2

Operating expenses:
Sales and marketing	34.2		39.0		(13.5)
Product development	19.2		17.5		8.6
General and administrative	14.5		13.7		4.3

Total operating expenses	67.9		70.2		(4.5)

Operating loss	(2.3)		(5.6)		60.0
Other income, net	0.8		1.1		(30.9)

Loss before income taxes	(1.5)		(4.5)		67.1
Income tax provision	0.1		---		N	M

Net loss	(1	.6)%	(4	.5)%	64.1%

NM – Not Meaningful

Comparison of Three Months Ended March 31, 2003 and 2002

Revenues

Revenues are derived from software licenses, service fees and hardware sales. For the three months ended March 31, 2003, total revenues decreased by $91,000, or 1.2%, to $7.3 million from $7.4 million for the three months ended March 31, 2002. The slight decline in total revenues resulted from a shortfall in software license revenues offset by continued growth in our service revenues and increased hardware sales. We have not historically recognized significant annual revenues from any single customer.

Software Revenues. For the three months ended March 31, 2003, software license revenues decreased by $245,000, or 12.4%, to $1.7 million from $2.0 million for the three months ended March 31, 2002. Software revenues constituted 23.6% and 26.6% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The shortfall in software revenues reflected the ongoing recession in our target market, the small and midsize manufacturing sector. Our existing customers and prospective customers have delayed spending as a result of the uncertain economic and political environment. During the first quarter of 2003, we partnered with Infoscan Software Systems to deliver a warehouse management solution to small and midsize manufacturers. Sales of the Infoscan Warehouse Management System were largely responsible for the increase in third party software revenues in the first quarter of 2003 compared to the same period a year ago. The percentage of software sales from third party products was 22% in the first quarter of 2003 as compared to 16% in the first quarter of 2002.

Services Revenues. For the three months ended March 31, 2003, service revenues increased by $96,000, or 1.8%, to $5.4 million from $5.3 million for the three months ended March 31, 2002. These revenues constituted 73.5% and 71.3% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The growth in service revenues was primarily driven by our expanding installed base of customers on support and maintenance contracts. At March 31, 2003, over 80% of our customers were on support and maintenance, which is consistent with the rate at December 31, 2002.

Hardware Revenues. For the three months ended March 31, 2003, hardware revenues increased by $58,000, or 36.7%, to $216,000 from $158,000 for the three months ended March 31, 2002. These revenues constituted 2.9% and 2.1% of total revenues for the three months ended March 31, 2003 and 2002, respectively. In addition to increasing third party software revenues, our new partnership with Infoscan Software Systems discussed in “Software Revenues” above also contributed to increased hardware sales of bar-code and data collection equipment, which are necessary to utilize the Infoscan Warehouse Management System and certain other features of the Made2Manage Enterprise Business System.

International Revenues. International revenues from our operations in the United Kingdom typically represent less than 1% of our total revenues. There were no new system sales in the first quarter of 2003 or 2002.

Costs of Revenues

Costs of Software Revenues. For the three months ended March 31, 2003 and 2002, costs of software revenues totaled $400,000 and $430,000, respectively, resulting in gross profits of 76.9% and 78.3% of software revenues, respectively. The decrease in the gross profit percentage was primarily attributable to a higher proportion of software revenues being generated from third party products, including the Infoscan Warehouse Management System discussed in “Software Revenues” above, which carry a higher cost than our proprietary products. Also impacting software margins, but to a lesser degree, were slightly higher discounts in the first quarter of 2003 versus the same period a year ago.

Costs of Service Revenues. For the three months ended March 31, 2003 and 2002, costs of service revenues totaled $2.0 million and $2.1 million, respectively, resulting in gross profits of 62.8% and 60.6% of service revenues, respectively. The improvement in the gross profit percentage demonstrates our ability to continue to provide quality services to an expanding customer base while reducing costs. We have been successful in reducing costs by advancing our use of technology, including the M2M Expert Web site, which has allowed us to operate with fewer staff and eliminate travel costs by providing education, consulting and support resources over the Internet.

Costs of Hardware Revenues. For the three months ended March 31, 2003 and 2002, costs of hardware revenues totaled $168,000 and $113,000, respectively, resulting in gross profits of 22.2% and 28.5% of hardware revenues, respectively. The decrease in the gross profit percentage was impacted by bar-code and data collection equipment sold in conjunction with the Infoscan Warehouse Management System discussed in “Hardware Revenues” above, which have lower margins than the bar-code and data collection equipment that we have typically sold in the past.

Restructuring Benefit. During the first quarter of 2001, management approved a restructuring plan designed to align our operations with the current technological and economic environment. One of the elements of the restructuring plan was facilities rationalization. In March of 2003, we obtained an early release for one of the office facilities included in the restructuring plan, which had remaining net lease obligations of $51,000. This amount was accounted for as a reduction of costs of revenues in the consolidated statement of operations for the quarter ended March 31, 2003. The remaining restructuring liabilities of $43,000 are recorded as a current liability in the consolidated balance sheet as of March 31, 2003 and represent our best estimate of non-recoverable costs and expenses associated with a sublet facility.

Operating Expenses

Sales and Marketing Expenses. For the three months ended March 31, 2003 and 2002, sales and marketing expenses were $2.5 million and $2.9 million, respectively, representing 34.2% and 39.0% of total revenues, respectively. The reduction in sales and marketing expenses largely reflected changes in the structure of the sales organization, which were implemented during the third quarter of 2002 and enabled us to reduce headcount and personnel related expenses. Additionally, the shortfall in software revenues in the first quarter of 2003 compared to the same period a year ago resulted in lower commissions.

Product Development Expenses. For the three months ended March 31, 2003 and 2002, product development expenses were $1.4 million and $1.3 million, respectively, representing 19.2% and 17.5% of total revenues, respectively. In the first quarter of 2003, we incurred severance expenses due to a change in personnel in the development organization, which we did not have in the first quarter of 2002. We did not capitalize any software development costs during these periods, since the capitalizable portion was not significant.

General and Administrative Expenses. For the three months ended March 31, 2003 and 2002, general and administrative expenses were $1.1 million and $1.0 million, respectively, representing 14.5% and 13.7% of total revenues, respectively. The increase in general and administrative expenses primarily consisted of directors and officers insurance premiums, which were higher than in prior years.

Other Income, Net

For the three months ended March 31, 2003 and 2002, other income, net was $56,000 and $81,000, respectively, representing 0.8% and 1.1% of total revenues, respectively. The decrease in other income in the first quarter of 2003 compared to the first quarter of 2002 was due primarily to lower interest rates on invested securities.

Income Tax Provision

We have sustained tax operating losses over the past four years, resulting in accumulated net operating loss carryforwards that could be used to reduce income tax expense in future periods. Although these loss carryforwards do not begin to substantially expire until 2019, current economic conditions make it difficult to predict full recoverability of these deferred tax assets in a period comparable to the period over which they originated. Therefore, a full valuation allowance has been provided against these deferred tax assets. As a result, we have not and do not anticipate recording significant tax charges or benefits in 2002 or 2003. Amounts recorded in the first quarter of 2003 represent minimum taxes required by certain states and foreign taxes related to our operations in the United Kingdom

Liquidity and Capital Resources

As of March 31, 2003, we had $16.6 million of cash, cash equivalents and marketable securities, reflecting an increase of $126,000 for the three months ended March 31, 2003. We generated $372,000 of cash from operating activities, which have funded our operations. Our investing activities reflected $278,000 of spending for capital expenditures primarily for information systems equipment. Financing activities for the quarter included proceeds from the issuance of common stock of $51,000 under the stock option plan and the employee stock purchase plan, offset by payments of $19,000 for an existing capital lease.

At March 31, 2003, we had working capital of $10.7 million, which primarily consisted of $16.6 million in cash, cash equivalents and marketable securities, $4.5 million of accounts receivable, net of allowance for doubtful accounts, and the current portion of deferred revenues of $9.0 million. The average net accounts receivable days sales outstanding (“DSO”) continues to improve at 55 days at March 31, 2003 as compared to 65 days at December 31, 2002, due to our focus on credit and collection efforts. Deferred revenues decreased to $9.5 million as of March 31, 2003, from $10.3 million as of December 31, 2002, and principally relate to support agreements and contracted services. The current portion of deferred revenues is expected to be recognized in revenue during the next twelve months. We have no bank debt.

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

We resell various third-party products, including products from Microsoft, Infoscan, Powerway, Best Software, Concord Business Systems, ADS Inc., LiveVault, and Inovis and bar code hardware. There can be no assurance that these third-party vendors will continue to support these technologies or that these technologies will retain their level of acceptance among manufacturers in our target market. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Internet and Potential for Subscription Revenue Business Model

We believe the Internet has changed the way businesses operate and therefore the software needs of our customers. We believe our customers will increasingly require e-business applications and software solutions that will enable them to engage in commerce or service over the Internet. If we are unable to respond to emerging industry standards and technological changes, we may not be able to deliver products and services that meet our customers’ changing needs. If we are not successful in addressing these changing needs, our products may become obsolete and our financial results may be materially and adversely impacted.

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

Relationships with Value Added Resellers

We distribute our software products through a direct sales force and a network of value added resellers (“VARs”). A portion of licenses of the Made2Manage Enterprise Business System sold to new customers is sold by VARs. Additionally, we rely on MacroScope Ltd., which replaced NCR Corporation as our reseller in the United Kingdom, to sell and service the United Kingdom market place. If some or all of the VARs reduce their efforts to sell the Made2Manage Enterprise Business System, promote competing products, cease doing business, or terminate their relationships with us, our business, financial condition and results of operation would be materially and adversely affected. Furthermore, VARs frequently develop strong relationships with their customers, so if VARs criticize us or our products to their customers, our reputation could be damaged, which could have a material adverse effect on our business, financial condition or results of operations.

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

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of April 30, 2003, we had 4,940,960 shares of common stock outstanding, of which 532,706 shares of common stock are “Restricted Shares,” which are subject to volume and other limitations of Rule 144 and Rule 701 restrictions under the Securities Act. As of April 30, 2003, there were 2,385,781 options outstanding to purchase shares of common stock at a weighted average price of $5.51 per share under the Company’s stock option plans, of which options to purchase 1,350,155 shares of common stock were then vested and exercisable. At April 30, 2003, we had reserved 945,271 shares of common stock for future grant under the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (the “Stock Option Plan”). We have reserved 200,000 shares of common stock for issuance under the Made2Manage Systems, Inc., Employee Stock Purchase Plan (the “Stock Purchase Plan”). As of April 30, 2003, 94,864 shares have been issued under the Stock Purchase Plan. We have filed registration statements registering shares of common stock issued pursuant to the Stock Option Plan and the Stock Purchase Plan on August 20, 1999 and January 30, 1998, respectively. Accordingly, shares issued pursuant to these plans will be saleable in the public market upon issuance, subject to certain restrictions.

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

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries are made known to them by others within those entities. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)
Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits See Index to Exhibits.

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2003 Date: May 13, 2003	MADE2MANAGE SYSTEMS, INC.
(Registrant)

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ David B. Wortman David B. Wortman Chairman of the Board, President and Chief Executive Officer

I, Traci M. Dolan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Made2Manage Systems, Inc.;

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Traci M. Dolan Traci M. Dolan Vice President, Finance and Administration, Chief Financial Officer Secretary and Treasurer

Index to Exhibits

Number Assigned in Regulation S-K Item 601	Exhibit Number	Description of Exhibit

(3)	3.1	Amended and Restated Articles of Incorporation of Made2Manage Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
3.2	Amended and Restated Code of By-Laws of Made2Manage Systems, Inc. (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)

(4)	4.1	Specimen Stock Certificate for Common Stock (Incorporated by reference to Registration Statement on Form S-1, Registration No. 333-38177.)
4.2	Other rights of securities holders - see Exhibits 3.1 and 3.2

(10)	10.1	Form of Made2Manage Systems, Inc., Stock Option Agreement (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, Registration No. 333-38177.)
10.2	1999 Made2Manage Systems, Inc., Employee Stock Option Plan (Incorporated by reference to March 31, 1999 Form 10-Q.)
10.3	Amendment to the 1999 Made2Manage Systems, Inc., Employee Stock Option Plan (Incorporated by reference to March 31, 2000 schedule 14-a, appendix 1.)
10.4	Made2Manage Systems, Inc., Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1, Registration No. 333-38177.)
10.5	First Amendment to the Made2Manage Systems, Inc., Employee Stock Purchase Plan (Incorporated by reference to June 30, 2002 Form 10-Q.)
10.6	Made2Manage Systems, Inc., Executive Salary Continuation Plan (Incorporated by reference to September 30, 2001 Form 10-Q.)

(21)	21.1	List of Subsidiaries (Incorporated by reference to December 31, 2000 Form 10-K.)

N/A	99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

N/A	99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002